Form 10QSB
period 1996-03-31
GREAT TRAIN STORE CO
filed 1996-05-14
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirteen week period ended March 30, 1996

Commission file number 1-13158


                          The Great Train Store Company
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                           75-2539189
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


14180 Dallas Parkway, Suite 618, Dallas, Texas                 75240
  (Address of Principal Executive Offices)                  (Zip Code)

                                 (214) 392-1599
                (Issuer's Telephone Number, Including Area Code)


         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No  [ ]


         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                                Number of Shares Outstanding
Title of Class of Common Stock                      as of March 30, 1996
- - ------------------------------                      --------------------

Common Stock $0.01 par value                              3,145,000

                          THE GREAT TRAIN STORE COMPANY
                          -----------------------------

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                 March 30, 1996



                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                               Page
         --------------------                                               ----

     Unaudited Consolidated Balance Sheet as of March 30, 1996                 3

     Unaudited Consolidated Statements of Operations for the thirteen
          weeks ended April 1, 1995 and March 30, 1996                         4

     Unaudited Consolidated Statements of Cash Flows for the thirteen
          weeks ended April 1, 1995 and March 30, 1996                         5

     Notes to Unaudited Consolidated Financial Statements                      6

ITEM 2.  Management's Discussion and Analysis                                  7
         ------------------------------------


                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                     10
         --------------------------------

SIGNATURE PAGE                                                                11

EXHIBIT INDEX                                                                 12

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                    ASSETS                           March 30,
                                                                       1996
                                                                 ---------------
CURRENT ASSETS:
     Cash and cash equivalents                                   $    1,214,534
     Merchandise inventories                                          3,809,488
     Accounts receivable and other current assets                       148,026
                                                                 ---------------

             Total current assets                                     5,172,048

PROPERTY AND EQUIPMENT:
     Store construction and leasehold improvements                    2,219,520
     Furniture, fixtures, and equipment                                 731,415
                                                                 ---------------
                                                                      2,950,935
     Less - Accumulated depreciation and amortization                (1,068,980)
                                                                 ---------------

             Property and equipment, net                              1,881,955

OTHER ASSETS, net                                                       168,959
                                                                 ---------------

             Total assets                                        $    7,222,962
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable  and accrued liabilities                   $    1,589,177
     Sales taxes payable                                                 62,427
     Current portion of notes payable to management                     343,685
     Current portion of capital lease obligations                        98,266
                                                                 ---------------

             Total current liabilities                                2,093,555

NOTES PAYABLE TO MANAGEMENT, net of current portion                     535,833
CAPITAL LEASE OBLIGATIONS, net of current portion                       265,406
                                                                 ---------------

             Total liabilities                                        2,894,794
                                                                 ---------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock; $.01 par value; 2,000,000 shares
          authorized; none issued and outstanding
     Common stock; $.01 par value; 18,000,000 shares
         authorized; 3,145,000 shares issued and outstanding             31,450
     Paid-in capital                                                  4,446,949
     Unearned compensation - restricted stock                            (1,416)
     Accumulated deficit                                               (148,815)
                                                                 ---------------
             Total stockholders' equity                               4,328,168
                                                                 ---------------

             Total liabilities and stockholders' equity          $    7,222,962
                                                                 ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Thirteen Weeks Ended
                                                            April 1, 1995          March 30, 1996
                                                            -------------         ---------------
NET SALES                                                   $  1,799,316          $    2,421,011

COST OF SALES                                                    964,188               1,284,884
                                                            -------------         ---------------

                   Gross profit                                  835,128               1,136,127
                                                            -------------         ---------------

OPERATING EXPENSES:
            Store operating expenses                             503,154                 725,226
            Occupancy expenses                                   363,763                 456,737
            Selling, general, and administrative expenses        336,828                 377,330
            Depreciation and amortization                         49,965                  73,292
                                                            -------------         ---------------
                   Total operating expenses                    1,253,710               1,632,585

OPERATING LOSS                                                  (418,582)               (496,458)
                                                            -------------         ---------------

OTHER INCOME (EXPENSE):
            Interest expense                                     (28,185)                (30,909)
            Interest income                                       43,000                  17,442
            Other income                                           3,559                   2,429
                                                            -------------         ---------------

                   Total other income (expense), net              18,374                 (11,038)
                                                            -------------         ---------------

NET LOSS                                                    $   (400,208)         $     (507,496)
                                                            =============         ===============

NET LOSS PER SHARE                                          $      (0.13)         $        (0.16)
                                                            =============         ===============

WEIGHTED AVERAGE SHARES
        OUTSTANDING                                             3,145,000              3,145,000
                                                            =============         ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Thirteen Weeks Ended
                                                                           April 1, 1995     March 30, 1996
                                                                           -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Loss                                                             $   (400,208)      $  (507,496)
      Adjustments to reconcile net loss to net cash used in operating activities -
             Depreciation and amortization                                       49,965            73,292
             Amortization of unearned compensation restricted stock               4,250             4,249
             Changes in assets and liabilities -
                  Merchandise inventories                                      (397,840)         (926,529)
                  Accounts receivable and other current assets                   14,463            74,613
                  Other assets                                                   15,440           (28,511)
                  Accounts payable and accrued liabilities                     (292,778)         (153,373)
                  Sales taxes payable                                          (128,864)         (174,365)
                                                                           -------------      ------------

                  Net cash used in operating activities                      (1,135,572)       (1,638,120)
                                                                           -------------      ------------


CASH FLOW FROM INVESTING ACTIVITIES:

      Purchase of marketable securities                                        (335,985)             -
      Purchase of property and equipment                                       (116,359)         (327,058)
                                                                           -------------      ------------

                  Net cash used in investing activities                        (452,344)         (327,058)
                                                                           -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from notes payable                                                90,666             6,731
      Repayment of notes payable and capital leases                             (83,984)          (64,715)
                                                                           -------------      ------------

                  Net cash provided by (used in) financing activities             6,682           (57,984)
                                                                           -------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,581,234)       (2,023,162)

CASH AND CASH EQUIVALENTS, beginning of period                                1,983,953         3,237,696
                                                                           -------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                   $    402,719         1,214,534
                                                                           =============      ============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

      Assets financed through capital lease obligations                    $       -          $      -
                                                                           =============      ============

 The accompanying notes are an integral part of these consolidated statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") for the thirteen weeks ended March 30, 1996 and April 1, 1995 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales. Historically, the fourth quarter has accounted for a disproportionate share of the Company's sales and earnings. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 30, 1995 included in the Company's 1995 Annual Report on Form 10-KSB as filed with the SEC.

Prior year balances include certain reclassifications to conform to the current year presentation.

On May 10, 1996 the Company accepted a letter of commitment from Bank One, Texas for a $3,000,000 revolving line of credit. The line of credit will have an initial contract period of two years and be secured by certain assets of the Company, including inventory. Outstanding borrowings will bear interest at the bank's base rate plus 1 1/2% per annum and a commitment fee of 1/2% per annum will be charged on the unused portion of the line.

Effective  December  31,  1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The adoption of this statement had no effect on the consolidated financial statements.

On March 15, 1996, the Company opened one new store in Holyoke, Massachusetts. In addition, the Company has completed negotiations and signed leases to open additional new stores in Kansas City, Missouri; Orlando, Florida; Louisville, Kentucky; Troy (near Detroit), Michigan and has agreed in principle to five other locations for 1996. The Company continues to actively negotiate with respect to other possible new store locations for 1996 and 1997 openings.

ITEM 2. Management's Discussion and Analysis

Results of Operations
- - ---------------------

Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales which historically have accounted for a disproportionate share of the Company's annual sales and earnings. The results of operations in any particular quarter may be significantly impacted by the opening of new stores. Prior year balances include certain reclassifications to conform to the current year presentation. The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales:

                                                 For the Thirteen Weeks Ended

                                                April 1, 1995  March 30, 1996
                                                -------------  --------------

Net Sales                                           100.0%         100.0%
Cost of Sales                                        53.6           53.1
                                                    ------         ------

Gross profit                                         46.4           46.9

Store operating expenses                             28.0           29.9
Occupancy expenses                                   20.2           18.9
Selling, general, & administrative expenses          18.7           15.6
Depreciation and amortization                         2.8            3.0
                                                    ------         ------

Operating loss                                      (23.3)         (20.5)
Interest expense                                     (1.6)          (1.3)
Interest income                                       2.4             .7
Other income                                           .2             .1
                                                    ------         ------

Net Loss                                            (22.3)%         (21.0)%


Comparison of Thirteen Week Period Ended April 1, 1995 to the Thirteen Week Period Ended March 30, 1996
- - ---------------------------

Net sales increased approximately $622,000, or 34.5%, for the thirteen weeks ended March 30, 1996 compared with April 1, 1995. Of this increase, approximately $771,000 was attributable to net sales generated by seven stores which were not open in the comparable period in 1995. This increase was partially offset by a decrease in comparable store sales of approximately $22,000 or 1.3% over the comparable period in the prior year, a decrease of approximately $19,000 related to the St. Louis store's temporary closing for renovation and a decrease of approximately $108,000 attributable to sales received in the prior period from the Columbus location, which was closed on December 30, 1995. The decrease in comparable store sales was primarily related to very bad weather conditions across the country in January and February, as well as the major reconstruction of the Company's original store in St. Louis Union Station during the entire month of February and parts of January and March. Comparable store sales are net sales for stores opened for both of the months in the periods being compared. Comparable store sales for the thirteen week period are calculated by accumulating comparable store sales for each month in the thirteen week period.

Gross profit increased approximately $301,000, or 36.0%, for the thirteen weeks March 30, 1996, compared with April 1, 1995. As a percentage of net sales, gross profit increased to 46.9% for the thirteen weeks ended March 30, 1996 compared with 46.4% for April 1, 1995.

Store operating expenses increased approximately $222,000, or 44.1%, for the thirteen weeks ended March 30, 1996 compared with April 1, 1995. Approximately $218,000 of the increase resulted from the operation of the seven stores which were not open in the comparable period in 1995 and approximately $42,000 was due to an increase in comparable store operating expenses. This increase was partially offset by the elimination of operating expenses (approximately $38,000), related to the Columbus store location which was closed on December 30, 1995. As a percentage of net sales, store operating expenses increased to 29.9% for the quarter ended March 30, 1996, from 28.0% for the quarter ended April 1, 1995.

Occupancy expenses increased approximately $93,000, or 25.6%, for the thirteen weeks ended March 30, 1996 compared with April 1, 1995. Approximately $141,000 of the increase in occupancy expenses was attributable to the seven stores which were not open in the comparable period in 1995. This was partially offset by an approximate $37,000 decrease due to the closing of the Columbus store. As a percentage of net sales, overall occupancy expenses decreased to 18.8% for the thirteen weeks ended March 30, 1996, from 20.2% for April 1, 1995 .

Selling, general and administrative expenses increased approximately $41,000, or 12.0%, for the thirteen weeks ended March 30, 1996 compared with April 1, 1995. The increase in selling, general, and administrative expenses was primarily due to approximately $27,000 of additional expenses related to salaries and related expenses for additional corporate personnel in anticipation of future growth of the Company. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general, and administrative expenses decreased to 15.5% for the first quarter of 1996, from 18.7% for the same period in 1995. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will increase at a slower rate than the rate of sales growth.

Depreciation and amortization expense increased approximately $23,000, or 46.7%, for the thirteen weeks ended March 30, 1996 compared with April 1, 1995. Such increase was primarily the result of an increase in the asset base due to the opening of new stores and the addition in all stores of new management information systems. As a percentage of net sales, depreciation and amortization expense increased to 3.0% for the quarter ended March 30, 1996, from 2.8% for the quarter ended April 1, 1995 primarily due to the addition of management information systems.

Interest expense increased approximately $3,000, or 9.7%, for the thirteen weeks ended March 30, 1996 compared with April 1, 1995. The increase was primarily due to interest expense in the first quarter of 1996 related to the financing of new management information systems which was not in place during the first quarter of 1995. This increase was partially offset by a decrease in the average outstanding principal balance of other notes.

Interest income decreased approximately $26,000, or 59.4% for the thirteen weeks ended March 30, 1996 compared with April 1, 1995 due to the lower balance of remaining net proceeds from the Company's initial public offering.

As a result of the foregoing, the Company recorded a net loss of approximately $507,000 for the thirteen weeks ended March 30, 1996 compared with a net loss of approximately $400,000 for period ended April 1, 1995. The Company anticipates that it will continue to incur seasonal net losses throughout the first part of the year. As the Company's stores typically lose money in the first part of the year, the losses will most likely be increased by stores which open prior to the fourth quarter. As a percentage of net sales, net loss decreased to 21.0% for the first quarter of 1996, from 22.2% for the first quarter of 1995.

Liquidity and Capital Resources
- - -------------------------------

The Company's primary uses of cash have been for the purchase of merchandise inventories, of new store openings and capital expenditures.

For the thirteen weeks ended March 30, 1996, net cash used in operating activities was approximately $1,638,000 compared to approximately $1,136,000 for April 1, 1995. The increase in net cash used in operating activities was primarily related to rebuilding and increasing inventory after the Christmas selling season.

As of March 30, 1996, the Company's total debt and lease obligations (exclusive of trade credit) consisted of approximately $880,000 payable to the holders of notes payable to management and approximately $364,000 payable under capital lease obligations related to the management information systems, fixtures and equipment. Of such debt obligations, approximately $215,000 principal amount of the notes payable to management and approximately $76,000 under the fixtures and equipment financing arrangements are payable during 1996.

On March 15, 1996, the Company opened one new store in Holyoke, Massachusetts. In addition, the Company has completed negotiations and signed leases to open additional new stores in Kansas City, Missouri; Orlando, Florida; Louisville, Kentucky; Troy (near Detroit), Michigan and has agreed in principle to five other locations for 1996. The Company continues to actively negotiate with respect to other possible new store locations for 1996 and 1997 openings.

The Company intends to finance a portion of its anticipated capital expenditures, working capital needs and debt obligations from the remaining net proceeds of its public offering, cash from the Company's operating activities, 1andlord allowances, possible fixtures and equipment or inventory financing and trade credit. The Company presently has outstanding 1,245,000 warrants to purchase the Company's common stock at $5.00 per share. The warrants expire on August 4, 1996. Unless a substantial portion of the presently outstanding warrants and options to purchase common stock are exercised in 1996, the Company will most likely require additional external financing to continue implementation of its growth strategy. If necessary, the Company's number of new store openings will be reduced to conserve available financial resources. On May 10, 1996 the Company accepted a letter of commitment from Bank One, Texas for a $3,000,000 secured revolving line of credit. There can be no assurance that a definitive loan agreement will be executed or that funds thereunder will be sufficient to support the Company's growth strategies.

PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (A)  See Exhibit Index.

                  (B)  No current reports on Form 8-K have been filed during the thirteen week period March 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  THE GREAT TRAIN STORE COMPANY



May 13, 1996                    /s/ Cheryl A. Taylor
- - ------------                    --------------------
Date                            Cheryl A. Taylor
                                Vice President - Finance and Administration,
                                Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit No.   Description                                                 Page
- - -----------   -----------                                                 ----

   11         Statement Re: Computation of Per Share Earnings               13

 99.1         Cautionary Statement Identifying Important Factors that
              Could Cause the Company's Actual Results to Differ from
              those Projected in Forward Looking Statements                 14

                                   EXHIBIT 11

                          The Great Train Store Company
                        Computation of Per Share Earnings

                                                  For the Thirteen Weeks Ended
                                              April 1, 1995       March 30, 1996
                                               -----------         -----------

Weighted Average of:

            Common Stock Outstanding             3,145,000           3,145,000

            Stock Options Outstanding                -                   -

            Bridge Warrants Outstanding              -                   -
                                               -----------         -----------

            Shares Outstanding                   3,145,000           3,145,000
                                               ===========         ===========


Net Loss                                       $  (400,208)        $  (507,496)
Shares Outstanding                               3,145,000           3,145,000

Net Loss Per Share                             $     (0.13)        $     (0.16)

                                  Exhibit 99.1

    Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward Looking
                                   Statements
                                   ----------

The following factors could affect The Great Train Store Company's actual future results, including its merchandise sales, expenses and net income, and could cause them to differ from any forward-looking statements made by or on behalf of the Company:

* Due to the importance of the Christmas selling season to many retailers, including the Company, and the Company's efforts to open new stores late in the year to capitalize on increased net sales during the Christmas season, net sales in the fourth quarter of each year constitute a highly disproportionate amount of net sales for the entire year and, historically, has represented all of the Company's income from operations. As a result, the Company's annual earnings have been and will continue to be heavily dependent on the results of operations in the fourth quarter of each year.

* Changes in consumer tastes, spending habits, national, regional or local economic conditions, population and traffic patterns, any of which could adversely affect Company sales, expenses and profitability. In particular, the Company could be affected by an adverse change in the popularity of trains in general or in the Shining Time Station television series in particular, products related to which have represented a significant portion of the Company's annual net sales in the past few years. There can be no assurance that the Company will be able to successfully anticipate and respond to changing conditions affecting consumer acceptance of its merchandise.

* The results achieved to date by The Great Train Stores may not be indicative of future operating results. Moreover, because of the relatively small number of stores, poor operating results at any one store or any unsuccessful new store opening could negatively impact the Company's results from operations to a greater extent than would be the case in a larger chain.

* The Company's continued success and expansion depends, in large part, on the continued availability of its existing locations and on the Company's ability to identify and secure suitable additional locations on acceptable terms in which to construct new stores. The rate of new store openings is subject to various contingencies, many which are beyond the Company's control. These contingencies include, among others, the availability of new retail space on terms considered acceptable by the Company and the progress of construction of the Company's new stores and of the shopping centers in which they are to be located. Moreover, store construction and opening costs could be higher than expected, and the Company may reduce the rate at which it opens new stores. While some of the Company's leases contain provisions for renewal terms, there can be no assurance that such space will continue to be available to the Company after the expiration of the renewal terms, or if available, that such space could be obtained on terms considered acceptable by the Company. Further, certain of the renewal terms provide for substantial increases in occupancy costs. In addition, deterioration of shopping centers in which The Great Train Stores are located or increased competition from newly constructed centers could necessitate renovation of The Great Train Store or of the center in which it is located. The need for such renovations could involve unanticipated capital expenditures or result in a decrease in customer traffic, either of which could adversely affect the Company's operating results.

* The Company faces substantial competition for consumer dollars, suitable retail locations, management personnel and products from specialty retailers and mass merchandisers, including toy stores and merchandisers of gifts alternative to those offered by the Company. The Company also experiences significant competition for customers from companies which market products primarily or exclusively by mail order. Competition from such sources could increase in the future. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully with them in the future.

* In order to successfully continue and manage its expansion strategy, the Company will be dependent on its ability to retain existing personnel and to hire, train and supervise additional personnel for the new stores to be opened while maintaining satisfactory levels of customer service at existing stores.

* The Company's quarterly operating results can be expected to fluctuate as a result of seasonal fluctuations in consumer demand for the Company's products which is highest during the fourth quarter. A significant portion of the Company's operating expenses are relatively fixed and there can be no assurance that the Company will report income from operations in any particular quarter. Accordingly, the market price of the common stock and the warrants could be subject to wide fluctuations in price and volume in response to actual or anticipated variations in quarterly operating results and a variety of other factors.

* The trading of the Company's securities on the Nasdaq Small Cap Market and on The Pacific Stock Exchange ("PSE") is conditioned on the Company meeting certain asset, capital and surplus, earnings and stock price tests. If the Company fails any of these tests, the common stock may be delisted from trading on the Nasdaq Small Cap Market or on PSE. The effects of delisting include the limited release of the market prices of the Company's securities and more limited news coverage of the Company. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatility of stock prices, in general, and possible delisting, low price stocks are subject to the additional risks of additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the common stock were delisted from trading on the Nasdaq Small Cap Market and the trading price of the common stock was less than $5.00 per share, the common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. If the Company's securities were delisted and the trading price was less than $5.00 per share, the Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities and the ability of stockholders to sell their securities in the secondary market.

* The Company's Certificate of Incorporation and Bylaws include certain provisions providing for staggered election of directors, broad authority for the Board of Directors to issue up to 2,000,000 shares of preferred stock having such attributes as it may determine without stockholder approval and restrictions on the ability of stockholders to call special meetings of stockholders. Each of these provisions could have the effect of discouraging, delaying or preventing a change in control of the Company, diminishing opportunities for stockholder participation in tender offers, reducing the influence of stockholders in corporate governance and inhibiting fluctuations in the market price of the common stock that could result from attempted takeovers of the Company.

* Unless a substantial portion of the presently outstanding warrants and options to purchase common stock are exercised during 1996, the Company will likely require additional financing. There can be no assurance, however, that any such external funding will be available to the Company, or, if available, that such funding will be available on terms acceptable to the Company.