Form 10QSB
period 1996-06-29
GREAT TRAIN STORE CO
filed 1996-08-13
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twenty-six week period ended June 29, 1996

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

                               Yes X   No
                                  ---     ---


     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                                   Number of Shares Outstanding
Title of Class of Common Stock                         as of June 29, 1996
- - - ------------------------------                        --------------------

Common Stock $0.01 par value                                3,187,500

                          THE GREAT TRAIN STORE COMPANY



           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                  June 29, 1996


                                          PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                              Page

         Unaudited Consolidated Balance Sheet as of June 29, 1996                           3

         Unaudited  Consolidated   Statements  of  Operations  for  the
         thirteen  weeks  ended July 1, 1995 and June 29,  1996 and the
         twenty-six weeks ended July 1, 1995 and June 29, 1996                              4

         Unaudited Consolidated Statements of Cash Flows for the twenty-six
         weeks ended July 1, 1995 and June 29, 1996                                         5

         Notes to Unaudited Consolidated Financial Statements                               6

ITEM 2.  Management's Discussion and Analysis                                               7
         ------------------------------------


                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                                   10
         --------------------------------

SIGNATURE PAGE                                                                              11

EXHIBIT INDEX                                                                               12



                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                 ----------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)
                                   -----------

                                     ASSETS
                                     ------
                                                                  June 29, 1996
                                                                ----------------
CURRENT ASSETS:
      Cash and cash equivalents                                     $   641,559
      Merchandise inventories                                         3,745,471
      Accounts receivable and other current assets                      159,775
                                                                ----------------

                Total current assets                                  4,546,805
                                                                 ===============


PROPERTY AND EQUIPMENT:
      Store construction and leasehold improvements                   2,144,206
      Furniture, fixtures, and equipment                              1,075,507
                                                               -----------------
                                                                      3,219,713
     Less - Accumulated depreciation and amortization                (1,156,210)
                                                               -----------------

                Property and equipment, net                           2,063,503

OTHER ASSETS, net                                                       215,744
                                                               -----------------

                Total assets                                        $ 6,826,052
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
      Accounts payable  and accrued liabilities                  $    1,327,199
      Sales taxes payable                                                62,746
      Current portion of notes payable to management                    366,211
      Current portion of capital lease obligations                      111,480
                                                                ----------------
                Total current liabilities                             1,867,636

NOTES PAYABLE TO MANAGEMENT, net of current portion                     455,887
CAPITAL LEASE OBLIGATIONS, net of current portion                       368,954
                                                                ----------------

                Total liabilities                                     2,692,477
                                                                ----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
      Preferred stock; $.01 par value; 2,000,000 shares                   -
          authorized; none issued and outstanding
      Common stock; $.01 par value; 18,000,000 shares
      authorized; 3,187,500 shares issued and outstanding                31,875
      Paid-in capital                                                 4,659,024
      Accumulated deficit                                              (557,324)
                                                                ----------------
                Total stockholders' equity                            4,133,575
                                                                ----------------

                Total liabilities and stockholders' equity       $    6,826,052
                                                                 ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                                         THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                                                         ----------------------------------------------
                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             -------------------------------------
                                                                          (Unaudited)
                                                                          -----------


                                              For the Thirteen Weeks Ended           For the Twenty-Six Weeks
                                                                                              Ended
                                              July 1, 1995      June 29, 1996      July 1, 1995    June 29, 1996
                                            ---------------  -----------------  --------------    ---------------

NET SALES                                     $ 2,041,896       $ 2,765,820        $ 3,841,212       $ 5,186,831

COST OF SALES                                   1,084,038         1,453,387          2,048,226         2,738,271
                                           --------------    --------------     --------------    --------------

              Gross profit                        957,858         1,312,433          1,792,986         2,448,560
                                           --------------    --------------     --------------    --------------

OPERATING EXPENSES:
       Store operating expenses                   550,154           683,168          1,053,308         1,408,394
       Occupancy expenses                         381,114           489,006            744,877           945,743
       Selling, general, and
       administrative expenses                    319,377           437,086            656,205           814,415
       Depreciation and amortization               53,800            89,321            103,765           162,613
                                             ------------    --------------     --------------    --------------
              Total operating expenses          1,304,445         1,698,581          2,558,155         3,331,165


OPERATING LOSS                                   (346,587)         (386,148)          (765,169)         (882,605)
                                            --------------    --------------    ---------------    --------------

OTHER INCOME (EXPENSE):
       Interest expense                           (25,010)          (32,428)           (53,195)          (63,337)
       Interest income                             29,533            12,203             72,533            29,645
       Other income (expense)                       2,256            (2,137)             5,815               292
                                            --------------    --------------     --------------    --------------

              Total other income
                   (expense), net                   6,779           (22,362)             25,153          (33,400)
                                            --------------    --------------     --------------    --------------

NET LOSS                                       $ (339,808)       $ (408,510)       $  (740,016)      $  (916,005)
                                            ==============    ==============     ==============    ==============

NET LOSS PER SHARE                             $    (0.11)       $    (0.13)        $    (0.24)       $    (0.29)
                                            ==============    ==============     ==============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING             3,145,000         3,155,742          3,145,000         3,150,371
                                            ==============    ==============     ==============    ==============

The accompanying notes are an intergral part of these consolidated financial statements.

                                              THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                                              ----------------------------------------------

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  -------------------------------------
                                                              (Unaudited)
                                                              -----------



                                                                                              For the Twenty-Six Weeks Ended
                                                                                          July 1, 1995            June 29, 1996
                                                                                         ----------------        ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Loss                                                                           $ (740,016)               (916,005)
       Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                 103,765                 162,613
               Amortization of unearned compensation restricted stock                          8,499                   5,665
               Changes in assets and liabilities:                                       ----------------        ----------------
                     Merchandise inventories                                                (762,677)               (862,512)
                     Accounts receivable and other current assets                             39,483                  62,864
                     Other assets                                                             14,633                 (77,385)
                     Accounts payable and accrued liabilities                               (150,234)               (415,355)
                     Sales taxes payable                                                    (128,631)               (174,047)
                                                                                         ----------------        ----------------

                     Net cash used in operating activities                                (1,615,178)             (2,214,162)
                                                                                         ----------------        ----------------


CASH FLOW FROM INVESTING ACTIVITIES:

       Proceeds from of marketable securities                                                544,354                    -
       Purchase of property and equipment                                                   (125,143)               (595,836)
                                                                                         ----------------        ----------------

                     Net cash provided by (used in) investing activities                     419,211                (595,836)
                                                                                         ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from warrant exercise                                                              -                 212,500
       Proceeds from notes payable                                                             12,511                167,500
       Repayment of notes payable and capital leases                                         (177,678)              (166,141)
                                                                                         ----------------        ----------------

                     Net cash provided by (used in) financing activities                     (165,167)               213,859
                                                                                         ----------------        ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (1,361,134)            (2,596,139)

CASH AND CASH EQUIVALENTS, beginning of period                                              1,983,953              3,237,698
                                                                                         ----------------        ----------------

CASH AND CASH EQUIVALENTS, end of period                                                      622,819                641,559
                                                                                         ================        ================

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

       Assets financed through capital lease obligations                                       227,354               155,000
                                                                                         ================        ================

                 The  accompanying   notes  are  an  integral  part  of  these  consolidated statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                 ----------------------------------------------

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
              ----------------------------------------------------

     The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of and for the thirteen and twenty-six week periods ended June 29, 1996 and July 1, 1995 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales. Historically, the fourth quarter has accounted for a significantly disproportionate share of the Company's sales and earnings. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 30, 1995 included in the Company's 1995 Annual Report on Form 10-KSB as filed with the SEC.

Prior year balances include certain reclassifications to conform to the current year presentation.

     On May 9, 1996, the Company finalized a $3,000,000 revolving a line of credit with Bank One, Texas. The line of credit has an initial contract period of two years and is secured by certain assets of the Company, including inventory. Outstanding borrowings bear interest at the bank's base rate plus 1 1/2% per annum and a commitment fee of 1/2% per annum is charged on the unused portion of the line.

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

     On March 15, 1996, the Company opened a new store in Holyoke, Massachusetts and on August 9, 1996, opened another new store in Woodbridge, New Jersey. In addition, the Company has completed negotiations and signed leases to open additional new stores in Richmond, Virginia; Kansas City, Missouri; Troy (near Detroit), Michigan; Bellevue (near Seattle), Washington; Orlando, Florida; Louisville, Kentucky; and has agreed in principle to two other locations for 1996. The Company continues to actively negotiate with respect to other possible new store locations for 1996 and 1997 openings.

     On August 4, 1996, the Company's warrants to purchase one share of common stock at an exercise price of $5.00 expired. Preliminary estimates indicate that 1,226,045 warrants were exercised and gross proceeds approximated $6,130,000. Associated fees and expenses are estimated at approximately $575,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales which historically have accounted for a significantly disproportionate share of the Company's annual sales and earnings. The results of operations in any particular quarter also may be significantly impacted by the opening of new stores. Prior year balances include certain reclassifications to conform to the current year presentation. The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales:

                                                        For the Thirteen                 For the Twenty-six
                                                          Weeks Ended                        Weeks Ended
                                                  July 1, 1995   June 29, 1996        July 1, 1995      June 29, 1996
                                                  ------------   -------------        ------------      -------------


Net Sales                                             100.0%           100.0%              100.0%          100.0%
Cost of Sales                                          53.1             52.6               53.3             52.8
                                                     -------          --------            ------            -----

Gross profit                                           46.9             47.4               46.7             47.2

Store operating expenses                               26.9             24.7               27.4             27.2
Occupancy expenses                                     18.7             17.7               19.4             18.2
Selling, general, & administrative
     expenses                                          15.6             15.8               17.1             15.7
Depreciation and amortization                           2.6              3.2                2.7              3.1
                                                       -----          -------              ----             ----

Operating loss                                        (16.9)           (14.0)             (19.9)           (17.0)
Interest expense                                      ( 1.2)           ( 1.2)             ( 1.4)           ( 1.2)
Interest income                                         1.5               .4                1.9               .5
Other income                                             .1              0.0                 .2              0.0
                                                      --------         --------           ------            ----

Net Loss                                              (16.5)%          (14.8)%           (19.2)%           (17.7)%

Comparison of Thirteen Week Period Ended July 1, 1995 to the Thirteen Week
Period Ended June 29, 1996

     Net sales increased approximately $724,000, or 35.4%, for the thirteen weeks ended June 29, 1996, compared with the corresponding period last year. Of this increase, approximately $627,000 was attributable to net sales generated by six stores which were not open in the comparable period in 1995, and approximately $97,000 or 5.2 % was attributable to an increase in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire months being compared.

     Gross profit increased approximately $355,000, or 37.0%, for the thirteen weeks ended June 29, 1996,

compared with the corresponding period last year.This increase was primarily due to a change in product mix. As a percentage of net sales, gross profit increased to 47.4% for the thirteen weeks ended June 29, 1996, compared with 46.9% in the corresponding period last year.

     Store operating expenses increased approximately $133,000, or 24.2%, for the thirteen weeks ended June 29, 1996, compared with the corresponding period last year. Approximately $211,000 of the increase resulted from the operation of the six stores which were not open in the comparable period in 1995. This increase was partially offset by a decrease in comparable store expenses of approximately $45,000 and the elimination of operating expenses (approximately $33,000), related to the Columbus store location which was closed on December 30, 1995. As a percentage of net sales, store operating expenses decreased to 24.7% for the thirteen weeks ended June 29, 1996, compared with 26.9% for the corresponding period last year.

     Occupancy expenses increased approximately $108,000, or 28.3%, for the thirteen weeks ended June 29, 1996, compared with the corresponding period last year. Approximately $145,000 of the increase in occupancy expenses was attributable to the six stores which were not open in the comparable period in 1995, and approximately $3,000 was due to an increase in comparable store occupancy expenses. This was partially offset by an approximate $40,000 decrease due to the closing of the Columbus store. As a percentage of net sales, overall occupancy expenses decreased to 17.7% for the thirteen weeks ended June 29, 1996, compared with 18.7% for the corresponding period last year.

     Selling, general and administrative expenses increased approximately $118,000, or 36.9%, for the thirteen weeks ended June 29, 1996, compared with the corresponding period last year. The increase in selling, general, and administrative expenses was primarily due to approximately $44,000 of additional expenses related to salaries and related expenses for additional corporate personnel in anticipation of future growth of the Company, approximately $15,000 related to the timing of the annual managers meeting which was held earlier in 1996 than 1995 and included a larger group due to the increased number of stores and approximately $22,000 related to an investor public relations program which was implemented in the second quarter of 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general, and administrative expenses increased to 15.8% for the second quarter of 1996, from 15.6% for the same period in 1995. The Company anticipates that, as additional stores are opened, selling, general and administrative expenses will increase at a slower rate than the rate of sales growth.

     Depreciation and amortization expense increased approximately $36,000, or 66.0%, for the thirteen weeks ended June 29, 1996, compared with the corresponding period last year. Such increase was primarily the result of an increase in the asset base due to the opening of new stores and the addition in all stores of new management information systems. As a percentage of net sales, depreciation and amortization expense increased to 3.2% for the thirteen weeds ended June 29, 1996, from 2.6% for the corresponding period last year, primarily due to the addition of management information systems.

     Interest expense increased approximately $7,000, or 29.7%, for the thirteen weeks ended June 29, 1996, compared with the corresponding period last year. The increase was primarily due to interest expense in 1996 related to the financing of new management information systems which was not in place until the third quarter of 1995. This increase was partially offset by a decrease in the average outstanding principal balance of other notes.

     Interest income decreased approximately $17,000, or 58.7% for the thirteen weeks ended June 29, 1996, compared with the corresponding period last year, due to the lower balance of remaining net proceeds from the Company's initial public offering.

     As a result of the foregoing, the Company recorded a net loss of approximately $409,000 for the thirteen weeks ended June 29, 1996, compared with a net loss of approximately $340,000 for the corresponding period last year. The Company anticipates that it will continue to incur seasonal net losses throughout the first part of the year. As the Company's stores typically lose money in the first part of the year, the losses in the first half of the year most likely will increase as more stores are opened. As a percentage of net sales, net loss decreased to 14.8% for the second quarter of 1996, from 16.6% for the second quarter of 1995.

Comparison of Twenty-Six Week Period Ended July 1, 1995 to the Twenty-Six Week Period Ended June 29, 1996

     Net sales increased approximately $1,346,000, or 35.0%, for the twenty-six weeks ended June 29, 1996 compared with the corresponding period last year. Of this increase, approximately $1,269,000 was attributable to net sales generated by seven stores which were not open in the comparable period in 1995, and approximately $77,000 or 2.2% was attributable to an increase in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire months being compared.

     Gross profit increased approximately $656,000, or 36.6%, for the twenty-six weeks ended June 29, 1996, compared with the corresponding period last year. This increase was primarily due to a change in product mix. As a percentage of net sales, gross profit increased to 47.2% for the twenty-six weeks ended June 29, 1996, compared with 46.7% for the corresponding period last year.

     Store operating expenses increased approximately $355,000, or 33.7%, for the twenty-six weeks ended June 29, 1996, compared with the corresponding period last year. Approximately $424,000 of the increase resulted from the operation of the seven stores which were not open in the comparable period in 1995 and approximately $3,000 was due to an increase in comparable store operating expenses. This increase was partially offset by the elimination of operating expenses (approximately $72,000), related to the Columbus store location which was closed on December 30, 1995. As a percentage of net sales, store operating expenses decreased to 27.2% for the twenty-six weeks ended June 29, 1996, compared with 27.4% for the corresponding period last year.

     Occupancy expenses increased approximately $201,000, or 27.0%, for the twenty-six weeks ended June 29, 1996, compared with the corresponding period last year. Approximately $282,000 of the increase in occupancy expenses was attributable to the seven stores which were not open in the comparable period in 1995. This was partially offset by a decrease in comparable store occupancy expenses of approximately $5,000 and an approximate $76,000 decrease due to the closing of the Columbus store. As a percentage of net sales, overall occupancy expenses decreased to 18.2% for the twenty-six weeks ended June 29, 1996, from 19.4% for the corresponding period last year.

     Selling, general and administrative expenses increased approximately $158,000, for 24.1%, for the twenty-six weeks ended June 29, 1996, compared with the corresponding period last year. The increase in selling, general, and administrative expenses was primarily due to approximately $64,000 of additional expenses related to salaries and related expenses for additional corporate personnel in anticipation of future growth of the Company, approximately $33,000 related to the timing of the annual managers meeting which was held earlier in 1996 than 1995 and included a larger group due to the increased number of stores, approximately $11,000 of additional consulting fees in the first half of 1996 which were primarily related to the Company's management information systems and approximately $22,000 related to an investor public relations program which was implemented in the second quarter of 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general, and administrative expenses decreased to 15.7% for the twenty-six weeks ended June 29, 1996, from 17.1% for the corresponding period last year. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will continue to decrease as a percentage of net sales.

     Depreciation and amortization expense increased approximately $59,000, or 56.7%, for the twenty-six weeks ended June 29, 1996, compared with the corresponding period last year. Such increase was primarily the result of an increase in the asset base due to the opening of new stores and the addition in all stores of new management information systems. As a percentage of net sales, depreciation and amortization expense increased to 3.1% for the twenty-six weeks ended June 29, 1996, from 2.7% for the corresponding period last year, primarily due to the addition of management information systems.

     Interest expense increased approximately $10,000, or 19.1%, for the twenty-six weeks ended June 29, 1996, compared with the corresponding period last year. The increase was primarily due to interest expense in 1996 related to the financing of new management information systems which was not in place until the third quarter of 1995. This increase was partially offset by a decrease in the average outstanding principal balance of other notes.

     Interest income decreased approximately $43,000, or 59.1% for the twenty-six weeks ended June 29, 1996, compared with the corresponding period last year, due to the lower balance of remaining net proceeds from the Company's initial public offering.

     As a result of the foregoing, the Company recorded a net loss of approximately $916,000 for the twenty-six weeks ended June 29, 1996, compared with a net loss of approximately $740,000 for the corresponding period last year. The Company anticipates that it will continue to incur seasonal net losses throughout the first part of the year. As the Company's stores typically lose money in the first part of the year, the losses in the first half of the year most likely will increase as more stores are opened. As a percentage of net sales, net loss decreased to 17.7% for the first half of 1996, from 19.2% for the first half of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary uses of cash have been for the purchase of merchandise inventories, new store openings, capital expenditures and funding operating losses.

     For the twenty-six weeks ended June 29, 1996, net cash used in operating activities was approximately $2,214,000 compared to approximately $1,615,000 for the corresponding period last year. The increase in net cash used in operating activities was primarily related to inventory for new stores and the increased net loss.

     As of June 29, 1996, the Company's total debt and lease obligations (exclusive of trade credit) consisted of approximately $822,000 payable to the holders of notes payable to management and approximately $480,000 payable under capital lease obligations related to the management information systems, fixtures and equipment. Of such debt obligations, approximately $152,000 principal amount of the notes payable to management and approximately $54,000 under the fixtures and equipment financing arrangements are payable during 1996. The Company intends to repay all notes payable to management with the proceeds of the warrant exercise during the third quarter of 1996.

     On March 15, 1996, the Company opened a new store in Holyoke, Massachusetts and on August 9, 1996, opened another new store in Woodbridge, New Jersey. In addition, the Company has completed negotiations and signed leases to open additional new stores in Richmond, Virginia; Kansas City, Missouri; Troy (near Detroit), Michigan; Bellevue (near Seattle), Washington; Orlando, Florida; Louisville, Kentucky; and has agreed in principle to two other locations for 1996. The Company continues to actively negotiate with respect to other possible new store locations for 1996 and 1997 openings.

     The Company intends to finance anticipated capital expenditures, working capital needs and debt obligations for the foreseeable future from proceeds from the warrant exercise, the remaining net proceeds of its public offering, cash from the Company's operating activities, landlord allowances, the available line of credit, possible fixtures and equipment or inventory financing and trade credit. Preliminary estimates indicate that on August 4, 1996, approximately 1,226,045 of the Company's 1,245,000 outstanding warrants to purchase the Company's common stock at $5.00 per share were exercised. Gross proceeds were approximately $6,130,000 and related expenses are estimated to be approximately $575,000. In addition, the Company has recently closed a $3,000,000 revolving line of credit with Bank One, Texas. As of June 29, 1996, there was no amount outstanding on the revolving line of credit.

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (A)      See Exhibit Index.

                  (B) No current reports on Form 8-K have been filed during the twenty-six week period ended June 29, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   THE GREAT TRAIN STORE COMPANY


August 13, 1996                  /s/Cheryl A. Taylor
- - - --------------------------          --------------------------------------------
Date                                Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                              Description                        Page
- - - -----------                              -----------                        ----

11   Statement Re: Computation of Per Share Earnings                         14


99.1  Cautionary Statement Identifying Important Factors
      that Could Cause the Company's Actual Results to Differ
      from those Projected in Forward Looking Statements......               15

                                    EXHIBIT 11

                           The Great Train Store Company
                           Computation of Per Share Earnings

                                                For the Thirteen Weeks Ended            For the Twenty-Six Weeks
                                                                                              Ended
                                             July 1, 1995       June 29, 1996       July 1, 1995     June 29, 1996
                                            --------------------------------------------------------------------

Weighted Average of:

      Common Stock Outstanding                 3,145,000        3,155,742             3,145,000       3,150,371

      Stock Options Outstanding                  -                -                     -               -

      Bridge Warrants Outstanding                -                -                     -               -
                                            -------------   --------------        --------------   -------------

      Shares Outstanding                       3,145,000        3,155,742             3,145,000       3,150,371
                                            =============   ==============        ==============   =============


Net Loss                                     $  (339,808)      $ (408,510)           $ (740,016)     $ (916,005)

Shares Outstanding                             3,145,000        3,155,742             3,145,000       3,150,371
                                            -------------   --------------        --------------   -------------

Net Loss Per Share                           $     (0.11)      $    (0.13)            $   (0.24)      $   (0.29)
                                            =============   ==============        ==============   =============


                                  Exhibit 99.1

     Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward Looking Statements

The following factors could affect The Great Train Store Company's actual future results, including its merchandise sales, expenses, cash flow and net income, and could cause them to differ from any forward-looking statements made by or on behalf of the Company:

 * Due to the importance of the Christmas selling season to many retailers, including the Company, and the Company's efforts to open new stores late in the year to capitalize on increased net sales during the Christmas season, net sales in the fourth quarter of each year constitute a highly disproportionate amount of net sales for the entire year and, historically, has represented all of the Company's income from operations. As a result, the Company's annual earnings have been and will continue to be heavily dependent on the results of operations in the fourth quarter of each year.
 * Changes in consumer tastes, spending habits, national, regional or local economic conditions, population and traffic patterns, all of which could adversely affect Company sales, expenses and profitability. In particular, the Company could be affected by an adverse change in the popularity of trains in general or in the Shining Time Station television series in particular, products related to which have represented a significant portion of the Company's annual net sales in the past few years. There can be no assurance that the Company will be able to successfully anticipate and respond to changing conditions affecting consumer acceptance of its merchandise.
 * The results achieved to date by The Great Train Stores may not be indicative of future operating results. Moreover, because of the relatively small number of stores, poor operating results at any one store or any unsuccessful new store opening could negatively impact the Company's results from operations to a greater extent than would be the case in a larger chain.
 * The Company's continued success and expansion depends, in large part, on the continued availability of its existing locations and on the Company's ability to identify and secure suitable additional locations on acceptable terms in which to construct new stores. The rate of new store openings is subject to various contingencies,many of which are beyond the Company's control. These contingencies include, among others, the availability of new retail space in locations and on terms considered acceptable by the Company and the progress of construction of the Company's new stores and of the shopping centers in which they are to be located. Moreover, store construction and opening costs could be higher than expected, and the Company may reduce the rate at which it opens new stores. While some of the Company's leases contain provisions for renewal terms, there can be no assurance that such space will continue to be available to the Company after the expiration of the renewal terms or, if available, that such space could be obtained on terms considered acceptable by the Company. Further, certain of the renewal terms provide for substantial increases in occupancy costs. In addition, deterioration of shopping centers in which The Great Train Stores are located or increased competition from newly constructed centers could necessitate renovation of The Great Train Store or of the center in which it is located or otherwise adversely impact the Company's sales and/or expenses. The need for such renovations could involve unanticipated capital expenditures or result in a decrease in customer traffic, either of which could adversely affect the Company's operating results.
 * The Company faces substantial competition for consumer dollars, suitable retail locations, management personnel and products from specialty retailers and mass merchandisers, including toy stores and merchandisers of gifts alternative to those offered by the Company. The Company also experiences significant competition for customers from companies which market products primarily or exclusively by mail order. Competition from such sources could increase in the future. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully with them in the future.
 * The Company's business is dependent, in part, upon its ability to purchase and take timely delivery of merchandise. Numerous factors, many of which are outside the Company's control, could impair the Company's ability to purchase specialty merchandise or delay the delivery of merchandise to the Company's stores. Significant deviations in the amount of merchandise delivered or in the delivery schedule could result in lost sales due to inadequate inventory, especially during the Christmas selling season, and have a material adverse effect on the Company's operating results.
 * In order to successfully continue and manage its expansion strategy, the Company will be dependent on its ability to retain existing personnel and to hire, train and supervise additional personnel for the new stores to be opened while maintaining satisfactory levels of customer service at existing stores
 * The Company's quarterly operating results can be expected to fluctuate as a result of seasonal fluctuations in consumer demand for the Company's products, which is highest during the fourth quarter. A significant portion of the Company's operating expenses are relatively fixed and there can be no assurance that the Company will report income from operations in any particular quarter. Accordingly, the market price of the common stock and the warrants could be subject to wide fluctuations in price and volume in response to actual or anticipated variations in quarterly operating results and a variety of other factors.
 * The trading of the Company's securities on the Nasdaq Small Cap Market and on The Pacific Stock Exchange ("PSE") is conditioned on the Company meeting certain asset, capital and surplus, earnings and stock price tests. If the Company fails any of these tests, the common stock may be delisted from trading on the Nasdaq Small Cap Market or on PSE. The effects of delisting include the limited release of the market prices of the Company's securities and more limited news coverage of the Company. Delisting may restrict investors' interest in the Company's securities and materially adversely affect the trading market and prices for such securities and the Company's ability to issue additional securities or to secure additional financing. In addition to the risk of volatility of stock prices, in general, and possible delisting, low price stocks are subject to the additional risks of additional federal and state regulatory requirements and the potential loss of effective trading markets. In particular, if the common stock were delisted from trading on the Nasdaq Small Cap Market and the trading price of the common stock was less than $5.00 per share, the common stock could be subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, which, among other things, requires that broker/dealers satisfy special sales practice requirements, including making individualized written suitability determinations and receiving a purchaser's written consent prior to any transaction. If the Company's securities were delisted and the trading price was less than $5.00 per share, the Company's securities could also be deemed penny stocks under the Securities Enforcement and Penny Stock Reform Act of 1990, which would require additional disclosure in connection with trades in the Company's securities, including the delivery of a disclosure schedule explaining the nature and risks of the penny stock market. Such requirements could severely limit the liquidity of the Company's securities and the ability of stockholders to sell their securities in the secondary market.
 * The Company's Certificate of Incorporation and Bylaws include certain provisions providing for staggered election of directors, broad authority for the Board of Directors to issue up to 2,000,000 shares of preferred stock having such attributes as it may determine without stockholder approval and restrictions on the ability of stockholders to call special meetings of stockholders. Each of these provisions could have the effect of discouraging, delaying or preventing a change in control of the Company, diminishing opportunities for stockholder participation in tender offers, reducing the influence of stockholders in corporate governance and inhibiting fluctuations in the market price of the common stock that could result from attempted takeovers of the Company.
 * The Company may require additional financing. There can be no assurance, however, that any such external funding will be available to the Company, or, if available, that such funding will be available on terms acceptable to the Company.

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-28-1996
[PERIOD-START]                             DEC-31-1995
[PERIOD-END]                               JUN-29-1996
[CASH]                                         641,559
[SECURITIES]                                         0
[RECEIVABLES]                                  159,775
[ALLOWANCES]                                         0
[INVENTORY]                                  3,745,471
[CURRENT-ASSETS]                             4,546,805
[PP&E]                                       3,219,713
[DEPRECIATION]                               1,156,210
[TOTAL-ASSETS]                               6,826,052
[CURRENT-LIABILITIES]                        1,327,199
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        31,875
[OTHER-SE]                                   4,101,700
[TOTAL-LIABILITY-AND-EQUITY]                 6,826,052
[SALES]                                      5,186,831
[TOTAL-REVENUES]                             5,186,831
[CGS]                                        2,738,271
[TOTAL-COSTS]                                2,738,271
[OTHER-EXPENSES]                                   292
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              63,337
[INCOME-PRETAX]                              (916,005)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (916,005)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (916,005)
[EPS-PRIMARY]                                    (.29)
[EPS-DILUTED]                                        0