Form 10QSB/A
period 1996-06-29
GREAT TRAIN STORE CO
filed 1996-10-24
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-QSB/A

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

                          Yes   X    No


      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                   Number of Shares Outstanding
Title of Class of Common Stock          as of June 29, 1996

Common Stock $0.01 par value                 3,187,500















                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE GREAT TRAIN STORE COMPANY



October 24, 1996
     Date                        /s/ Cheryl A. Taylor
                                 Cheryl A. Taylor
                                 Vice President - Finance and
                                 Administration, Principal
                                 Financial Officer