Form 10QSB
period 1996-09-28
GREAT TRAIN STORE CO
filed 1996-11-12
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirty-nine week period ended September 28, 1996

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

                                 (972) 392-1599
                (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                                Number of Shares Outstanding
      Title of Class                             as of September 28, 1996
     ---------------                             -------------------------

Common Stock $0.01 par value                             4,372,419

                          THE GREAT TRAIN STORE COMPANY


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                               September 28, 1996



                         PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements                                           Page

 Unaudited Consolidated Balance Sheet as of  September 28, 1996            3

 Unaudited  Consolidated   Statements  of  Operations  for  the
 thirteen weeks ended September 30, 1995 and September 28, 1996 and the thirty-nine weeks ended September 30, 1995 and September
 28, 1996                                                                  4

 Unaudited Consolidated Statements of Cash Flows for the thirty-nine
 weeks ended September 30, 1995 and September 28, 1996                     5

 Notes to Unaudited Consolidated Financial Statements                      6

ITEM 2.   Management's Discussion and Analysis                             7


                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                 13


SIGNATURE PAGE                                                            14

EXHIBIT INDEX                                                             15

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                     ASSETS
                                     ------
                                                             September 28, 1996
                                                             ------------------
CURRENT ASSETS:
         Cash and cash equivalents                               $4,285,253
         Merchandise inventories                                  5,333,582
         Accounts receivable and other current assets                57,550
                                                                     ------

                  Total current assets                            9,676,385

PROPERTY AND EQUIPMENT:
         Store construction and leasehold improvements            3,206,739
         Furniture, fixtures, and equipment                         813,395
                                                                    -------
                                                                  4,020,134
         Less - Accumulated depreciation and amortization        (1,242,253)
                                                                 ----------

                  Property and equipment, net                     2,777,881

OTHER ASSETS, net                                                   214,131
                                                                    -------

                  Total assets                                  $12,668,397
                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable  and accrued liabilities               $2,925,567
         Sales taxes payable                                         88,313
         Current portion of capital lease obligations               115,282
                                                                    -------

                  Total current liabilities                       3,129,162

CAPITAL LEASE OBLIGATIONS, net of current portion                   338,997
                                                                    -------

                  Total liabilities                               3,468,159
                                                                  ---------

COMMITMENTS

STOCKHOLDERS' EQUITY:
         Preferred stock; $.01 par value; 2,000,000 shares
            authorized; none issued and outstanding                       -
         Common stock; $.01 par value; 18,000,000 shares
            authorized; 4,372,419 shares issued and
            outstanding                                              43,724
         Paid-in capital                                         10,022,440
         Unearned compensation - restricted stock                    (4,641)
         Accumulated deficit                                       (861,285)
                                                                   --------

           Total stockholders' equity                             9,200,238
                                                                  ---------

           Total liabilities and stockholders' equity           $12,668,397
                                                                ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                         For the Thirteen Weeks Ended                For the Thirty-nine Weeks Ended
                                      Sept. 30, 1995       Sept 28, 1996          Sept. 30, 1995          Sept. 28, 1996
                                      --------------       -------------          --------------          --------------

NET SALES                               $2,565,309          $3,596,861             $6,406,521               $8,783,692

COST OF SALES                            1,352,093           1,882,389              3,400,319                4,620,660
                                         ---------           ---------              ---------                ---------

                  Gross profit           1,213,216           1,714,472              3,006,202                4,163,032
                                         ---------           ---------              ---------                ---------

OPERATING EXPENSES:
     Store operating expenses              552,275             904,333              1,605,583                2,312,727
     Occupancy expenses                    424,643             570,315              1,169,520                1,516,058
     Selling, general, and
       administrative expenses             386,661             450,688              1,042,866                1,265,103
     Depreciation and amortization          64,848              88,403                168,613                  251,016
                                            ------              ------                -------                  -------

       Total operating expenses          1,428,427           2,013,739              3,986,582                5,344,904

OPERATING LOSS                            (215,211)           (299,267)              (980,380)              (1,181,872)
                                          --------            --------               --------               ----------

OTHER INCOME (EXPENSE):
     Interest expense                      (38,101)            (38,942)               (91,296)                (102,279)
     Interest income                        19,538              27,149                 92,071                   56,794
     Other income                            2,268               7,099                  8,083                    7,391
                                             -----               -----                  -----                    -----

       Total other income
         (expense), net                    (16,295)             (4,694)                 8,858                  (38,094)
                                           -------              ------                  -----                  -------

NET LOSS                                 ($231,506)          ($303,961)             ($971,522)             ($1,219,966)
                                         =========           =========              =========              ===========

NET LOSS PER SHARE                        $  (0.07)           $  (0.08)              $  (0.31)               $   (0.36)
                                          ========            ========               ========                =========

WEIGHTED AVERAGE SHARES
    OUTSTANDING                          3,145,000           3,952,634              3,145,000                3,430,024
                                         =========           =========              =========                =========





The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              For the Thirty-Nine Weeks Ended
                                                                           Sept. 30, 1995            Sept. 28, 1996
                                                                           --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES:


         Net Loss                                                           ($971,522)                 ($1,219,966)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
                  Depreciation and amortization                               168,613                      251,016
                  Amortization of unearned compensation restricted stock       12,750                        6,524
                  Loss on retirement of property and equipment                 20,637                           -
                  Changes in assets and liabilities:
                     Merchandise inventories                                 (747,213)                  (2,450,623)
                     Accounts receivable and other current assets              69,784                      165,089
                     Other assets                                              (8,492)                     (78,135)
                     Accounts payable and accrued liabilities                  (5,040)                   1,139,744
                     Sales taxes payable                                     (122,567)                    (148,480)
                                                                             --------                     --------

                     Net cash used in operating activities                 (1,583,050)                  (2,334,831)
                                                                           ----------                   ----------


CASH FLOW FROM INVESTING ACTIVITIES:

         Proceeds from sale of property and equipment                          6,000                           -
         Proceeds from sale of marketable securities                       1,836,150                           -
         Purchase of property and equipment                                 (243,207)                   (1,241,257)
                                                                            --------                    ----------

                     Net cash provided by (used in) investing activities   1,598,943                    (1,241,257)
                                                                           ---------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net proceeds from stock issuance                                         -                      5,582,264
         Proceeds from notes payable                                          19,231                           -
         Repayment of notes payable and capital leases                      (268,285)                     (958,621)
                                                                            --------                      --------

                     Net cash provided by (used in) financing activities    (249,054)                    4,623,643
                                                                            --------                     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (233,161)                    1,047,555

CASH AND CASH EQUIVALENTS, beginning of period                             1,983,953                     3,237,698
                                                                           ---------                     ---------

CASH AND CASH EQUIVALENTS, end of period                                  $1,750,792                    $4,285,253
                                                                          ==========                    ==========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

         Assets financed through capital lease obligations                $  249,348                   $  155,000
                                                                          ==========                   ==========




 The accompanying notes are an integral part of these consolidated statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of and for the thirteen and thirty-nine week periods ended September 28, 1996 and September 30, 1995 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

On May 9, 1996, the Company finalized a $3,000,000 revolving line of credit with Bank One, Texas. The line of credit has an initial contract period of two years and is secured by certain assets of the Company, including inventory. Outstanding borrowings bear interest at the bank's base rate plus 1 1/2% per annum and a commitment fee of 1/2% per annum is charged on the unused portion of the line. As of September 28, 1996, there was no amount outstanding on the revolving line of credit.

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

As of the date of this report, the Company has opened eight new stores, the most recent of which opened on November 2 in Florida Mall, Orlando, Florida. Other stores opened in 1996 include Holyoke Mall in Holyoke, Massachusetts; Woodbridge Center in Woodbridge, New Jersey; Regency Square in Richmond, Virginia; Country Club Plaza in Kansas City, Missouri; Somerset Collection North in Troy (near Detroit), Michigan; Bellevue Square in Bellevue (near Seattle), Washington; and Oxmoor Center in Louisville, Kentucky. In addition, the Company has signed leases for additional new stores to open in 1996 in Old Orchard Shopping Center in Chicago, Illinois, Columbiana Centre in Columbia, South Carolina and Carolina Place in Charlotte, North Carolina.

Effective November 3, 1996, the Company acquired the assets of The Train Depot in Winter Park (near Orlando), Florida for approximately $295,000. The Company financed the acquisition through a cash payment of approximately $180,000 and through a note in the principal amount of approximately $115,000 which is payable over seven years at 8% interest.

On August 4, 1996, the Company's warrants to purchase one share of common stock at an exercise price of $5.00 expired. Of the 1,245,000 warrants outstanding, 1,226,169 (or 98.5%) were exercised and gross proceeds approximated $6,130,000. Associated fees and expenses were approximately $549,000.


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

                                                        For the Thirteen                 For the Thirty-nine
                                                          Weeks Ended                        Weeks Ended
                                                  Sept, 30, 1995   Sept, 28, 1996     Sept. 30, 1995    Sept. 28, 1996
                                                  --------------   --------------     --------------    --------------


Net Sales                                            100.0%            100.0%            100.0%            100.0%
Cost of Sales                                         52.7              52.3              53.1              52.6
                                                    -------           -------           -------           -------

Gross profit                                          47.3              47.7              46.9              47.4

Store operating expenses                              21.5              25.1              25.0              26.3
Occupancy expenses                                    16.6              15.9              18.3              17.3
Selling, general, & administrative                    15.1              12.5              16.3              14.4
     expenses
Depreciation and amortization                          2.5               2.5               2.6               2.9

Operating loss                                        (8.4)             (8.3)            (15.3)            (13.5)
Interest expense                                      (1.5)             (1.1)            ( 1.4)            ( 1.2)
Interest income                                         .8                .8               1.4                .7
Other income                                            .1                .2                .1                .1
                                                     -------          --------          --------          --------
 Net Loss                                             (9.0)%            (8.4)%           (15.2)%           (13.9)%


COMPARISON OF THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 1995 TO THE THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 1996

Net sales increased approximately $1,032,000 or 40.2%, for the thirteen weeks ended September 28, 1996, compared with the corresponding period last year. Of this increase, approximately $1,116,000 was attributable to net sales generated by nine stores which were not open in the comparable period in 1995, and approximately $36,000 was attributable to a 1.5% increase in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire months being compared. These increases were partially offset by a decrease in sales of approximately $120,000 attributable to the 1995 closing of the Columbus store.

Gross profit increased approximately $501,000 or 41.3%, for the thirteen weeks ended September 28, 1996, compared with the corresponding period last year. As a percentage of net sales, gross profit increased to 47.7% for the thirteen weeks ended September 28, 1996, compared with 47.3% in the corresponding period last year. The increase in gross profit margin resulted from several factors, none of which individually had a material effect.

Store operating expenses increased approximately $352,000, or 63.8%, for the thirteen weeks ended September 28, 1996, compared with the corresponding period last year. Approximately $397,000 of the increase resulted from the operation of the nine stores which were not open in the comparable period in 1995, $124,000 of which related to pre-opening expenses incurred in the setup and opening of these stores. This increase was partially offset by a decrease in comparable store expenses of approximately $14,000 and the elimination of operating expenses of approximately $31,000 related to the Columbus store location which was closed on December 30, 1995. As a percentage of net sales, store operating expenses increased to 25.1% for the thirteen weeks ended September 28, 1996, compared with 21.5% for the corresponding period last year. This was primarily due to pre-opening expenses incurred in connection with opening a larger number of stores in 1996 as compared to 1995.

Occupancy expenses increased approximately $146,000, or 34.3%, for the thirteen weeks ended September 28, 1996, compared with the corresponding period last year. Approximately $192,000 of the increase in occupancy expenses was attributable to the nine stores which were not open in the comparable period in 1995. This was partially offset by an approximate $14,000 decrease in comparable store occupancy expenses and an approximate $39,000 decrease due to the closing of the Columbus store. As a percentage of net sales, overall occupancy expenses decreased to 15.9% for the thirteen weeks ended September 28, 1996, compared with 16.6% for the corresponding period last year.

Selling, general and administrative expenses increased approximately $64,000, or 16.6%, for the thirteen weeks ended September 28, 1996, compared with the corresponding period last year. The increase in selling, general, and administrative expenses was primarily due to approximately $43,000 of additional expenses related to salaries and related expenses for additional corporate personnel in anticipation of future growth of the Company, and an approximate $12,000 increase related to an investor public relations program which was implemented in the second quarter of 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general, and administrative expenses decreased to 12.5% for the third quarter of 1996, from 15.1% for the same period in 1995. This percentage change resulted from the relatively fixed nature of selling, general and administrative expenses and the increase in net sales experienced by the Company in the period. The Company anticipates that, as additional stores are opened, selling, general and administrative expenses will continue to increase at a slower rate than the rate of sales growth.

Depreciation and amortization expense increased approximately $24,000, or 36.3%, for the thirteen weeks ended September 28, 1996, compared with the corresponding period last year. Such increase was primarily the result of an increase in the asset base due to the opening of new stores. This increase was partially offset by an approximate $11,000 decrease due to the closing of the Columbus store. As a percentage of net sales, depreciation and amortization expense remained constant at 2.5% for both the thirteen weeks ended September 28, 1996 and the corresponding period last year.

Interest income increased approximately $8,000, or 39.0% for the thirteen weeks ended September 28, 1996, compared with the corresponding period last year, due to the investment of proceeds from the warrant exercise.

As a result of the foregoing, the Company recorded a net loss of approximately $304,000 for the thirteen weeks ended September 28, 1996, compared with a net loss of approximately $232,000 for the corresponding period last year. As a percentage of net sales, net loss decreased to 8.4% for the third quarter of 1996, from 9.0% for the third quarter of 1995.

COMPARISON  OF  THIRTY-NINE   WEEK  PERIOD  ENDED  SEPTEMBER  30,  1995  TO  THE
THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 1996

Net sales increased approximately $2,377,000, or 37.1%, for the thirty-nine weeks ended September 28, 1996 compared with the corresponding period last year. Of this increase, approximately $2,603,000 was attributable to net sales generated by eleven stores which were not open in the comparable period in 1995, and approximately $111,000 was attributable to a 1.9% increase in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire months being compared. These increases were partially offset by a decrease in sales of approximately $337,000 attributable to the 1995 closing of the Columbus store.

Gross profit increased approximately $1,157,000 or 38.5%, for the thirty-nine weeks ended September 28, 1996, compared with the corresponding period last year. As a percentage of net sales, gross profit increased to 47.4% for the thirty-nine weeks ended September 28, 1996, compared with 46.9% for the corresponding period last year. The increase in gross margin resulted from several factors, none of which individually had a material effect.

Store operating expenses increased approximately $707,000 or 44.0%, for the thirty-nine weeks ended September 28, 1996, compared with the corresponding period last year. Approximately $818,000 of the increase resulted from the operation of the eleven stores which were not open in the comparable period in 1995, $135,000 of which related to expenses incurred in the setup and opening of these stores. This increase was partially offset by an approximate $9,000 decrease in comparable store operating expenses and an approximate $102,000 decrease due to closing of the Columbus store location on December 30, 1995. As a percentage of net sales, store operating expenses increased to 26.3% for the thirty-nine weeks ended September 28, 1996, compared with 25.0% for the corresponding period last year. This was primarily due to pre-opening expenses incurred in connection with opening a larger number of stores in 1996 as compared to 1995.

Occupancy expenses increased approximately $347,000, or 29.6%, for the thirty-nine weeks ended September 28, 1996, compared with the corresponding period last year. Approximately $461,000 of the increase in occupancy expenses was attributable to the eleven stores which were not open in the comparable period in 1995. This was partially offset by a decrease in comparable store occupancy expenses of approximately $7,000 and an approximate $115,000 decrease due to the closing of the Columbus store. As a percentage of net sales, overall occupancy expenses decreased to 17.3% for the thirty-nine weeks ended September 28, 1996, from 18.3% for the corresponding period last year.

Selling, general and administrative expenses increased approximately $222,000 or 21.3%, for the thirty-nine weeks ended September 28, 1996, compared with the corresponding period last year. The increase in selling, general, and administrative expenses was primarily due to approximately $91,000 of additional expenses related to salaries and related expenses for additional corporate personnel in anticipation of future growth of the Company, approximately $30,000 related to the annual managers meeting which included a larger group in 1996 due to the increased number of stores and the addition of a mid-year managers meeting for new store managers, and approximately $26,000 related to an investor public relations program which was implemented in the second quarter of 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general, and administrative expenses decreased to 14.4% for the thirty-nine weeks ended September 28, 1996, from 16.3% for the corresponding period last year. This percentage change resulted from the relatively fixed nature of selling, general and administrative expenses and the increase in net sales experienced by the Company in the period. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will continue to decrease as a percentage of net sales.

Depreciation and amortization expense increased approximately $82,000, or 48.9%, for the thirty-nine weeks ended September 28, 1996, compared with the corresponding period last year. As a percentage of net sales, depreciation and amortization expense increased to 2.9% for the thirty-nine weeks ended September 28, 1996, from 2.6% for the corresponding period last year. Such increases were primarily the result of an increase in the asset base due to the opening of new stores and the addition of a Company wide management information system. The increase was partially offset by an approximate $31,000 decrease due to the closing of the Columbus store.

Interest expense increased approximately $11,000, or 12.3%, for the thirty-nine weeks ended September 28, 1996, compared with the corresponding period last year. The increase was primarily due to interest expense in 1996 related to the financing of new management information systems which was not in place until the third quarter of 1995. This increase was partially offset by a decrease in the average outstanding principal balance of other notes.

Interest income decreased approximately $35,000, or 38.3% for the thirty-nine weeks ended September 28, 1996, compared with the corresponding period last year, due to the lower cash balance for the majority of the thirty-nine week period. The decrease was partially offset as interest earned on the Company's cash balance increased subsequent to the investment of warrant exercise proceeds.

As a result of the foregoing, the Company recorded a net loss of approximately $1,220,000 for the thirty-nine weeks ended September 28, 1996, compared with a net loss of approximately $972,000 for the corresponding period last year. Similar to many retail companies, the Company typically incurs seasonal net losses in the first part of the year. As the number of the Company's stores continues to grow, the Company anticipates that the total amount of such seasonal losses may become larger. As a percentage of net sales, net loss decreased to 13.9% for the first three quarters of 1996, from 15.2% for the first three quarters of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary uses of cash have been to fund construction expenses and purchase initial merchandise inventories in connection with the opening of new stores and to fund seasonal net losses.

For the thirty-nine weeks ended September 28, 1996, net cash used in operating activities was approximately $2,335,000 compared to approximately $1,583,000 for the corresponding period last year. The increase in net cash used in operating activities results from the opening of new stores in the period and seasonal net losses.

As of September 28, 1996, the Company's total debt and lease obligations (exclusive of trade credit) consisted of approximately $454,000 payable under capital lease obligations related to the management information systems, fixtures and equipment. Of such debt obligations, approximately $21,000 under the fixtures and equipment financing arrangements are payable during 1996.

The Company has opened eight new stores thus far in 1996, the most recent of which opened on November 2 in Florida Mall, Orlando, Florida. Other stores opened in 1996 include Holyoke Mall in Holyoke, Massachusetts; Woodbridge Center in Woodbridge, New Jersey; Regency Square in Richmond, Virginia; Country Club Plaza in Kansas City, Missouri; Somerset Collection North in Troy (near Detroit), Michigan; Bellevue Square in Bellevue (near Seattle), Washington; and Oxmoor Center in Louisville, Kentucky. In addition, the Company has signed leases for additional new stores to open in 1996 in Old Orchard Shopping Center in Chicago, Illinois, Columbiana Centre in Columbia, South Carolina and Carolina Place in Charlotte, North Carolina. Effective November 3, 1996, the Company acquired the assets of The Train Depot in Winter Park (near Orlando), Florida for approximately $295,000. The Company financed the acquisition through a cash payment of approximately $180,000 and through a note in the principal amount of approximately $115,000 which is payable over seven years at 8% interest.

The Company intends to finance anticipated capital expenditures, working capital needs and debt obligations for the foreseeable future from net proceeds from the warrant exercise, cash from the Company's operating activities, landlord allowances, the available line of credit, possible fixtures and equipment or inventory financing and trade credit. On August 4, 1996, 1,226,169 (or 98.5%) of the Company's 1,245,000 outstanding warrants to purchase the Company's common stock at $5.00 per share were exercised. Gross proceeds were approximately $6,130,000 and related expenses were approximately $549,000. In addition, in May 1996 the Company entered into a $3,000,000 revolving line of credit with Bank One, Texas. As of September 28, 1996, there was no amount outstanding on the revolving line of credit.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (A)      See Exhibit Index.

         (B) No current reports on Form 8-K have been filed during the thirty-nine week period ended September 28, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE GREAT TRAIN STORE COMPANY




                               /s/ Cheryl A. Taylor
Date 11/12/96                  Cheryl A. Taylor
                               Vice President - Finance and Administration,
                               Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                            Description                      Page


      10.10       Third Amendment to The Great Train Store Company       15
                  1994 Incentive Compensation Plan

      11          Statement Re: Computation of Per Share Earnings        17

      27.1        Financial Disclosure Schedule                          18

      99.1        Cautionary Statement Identifying Important Factors     19
                  that Could Cause the Company's Actual Results to
                  Differ from those Projected in Forward Looking
                  Statements