Form 10KSB
period 1996-12-28
GREAT TRAIN STORE CO
filed 1997-03-25
CIK 924380

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 28, 1996

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission file number 1-13158

                          THE GREAT TRAIN STORE COMPANY
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                          75-2539189
   (State or Other Jurisdiction                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

14180 Dallas Parkway, Suite 618, Dallas, Texas                  75240
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (972) 392-1599
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
Title of Each Class                                   on Which Registered
-------------------                                   -------------------
Common Stock $0.01 par value                         Pacific Stock Exchange

Securities registered under Section 12(g) of the Act:

Common Stock $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this from, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for its most recent fiscal year are $18,998,461

At March 20,  1997,  the  aggregate  market  value of the  voting  stock held by non-affiliates of The Great Train Store Company (the "Company") was approximately $25,397,255, based on the last sale price of the common stock reported by The Nasdaq SmallCap Market on March 20, 1997. At March 20, 1997, the Company had outstanding 4,393,219 shares of Common Stock.

                                TABLE OF CONTENTS


                                     PART I

                                                                          Page

ITEM 1.  Description of Business                                             2

ITEM 2.  Description of Property                                             9

ITEM 3.  Legal Proceedings                                                   9

ITEM 4.  Submission of Matters to a Vote of Security Holders                 9

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters           10

ITEM 6.  Management's Discussion and Analysis                               11

ITEM 7.  Financial Statements                                               13

ITEM 8.  Changes In and Disagreements With Accountants on                   13
           Accounting and Financial Disclosures

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                14

ITEM 10. Executive Compensation                                             17

ITEM 11. Security Ownership of Certain Beneficial Owners and Management     19

ITEM 12. Certain Relationships and Related Transactions                     20

ITEM 13. Exhibits and Reports on Form 8-K                                   20

                                     PART I

ITEM 1.  Description of Business

Overview

The Great Train Store Company is a national chain of unique, upscale specialty retail stores which offer a broad selection of train-themed merchandise not generally available from any other single retailer. Each of the twenty-nine currently operating The Great Train Stores typically offer approximately 5,500 stock keeping units ("SKUs"), and significantly more SKUs are offered by The Train Depot, including: (i) mechanical and non-mechanical toy trains, games, plush animals, and other toys, (ii) model trains, tracks, buildings, scenery, and accessories, (iii) men's, women's, and children's apparel, jewelry, and accessories, (iv) decorative items, novelties and souvenirs, and (v) books, magazines, printed material and audiovisual products, all of which are related to a common train and railroad theme. As an important element of its strategic positioning, the Company strives to create an exciting and entertaining shopping experience which appeals to all segments of the population, whether male or female, child or adult, by featuring attractions such as moving model trains, train whistles and sounds, and audiovisual presentations.

The Company's growth plans include capitalizing on what it believes to be (i) its role as a leading retailer of train-themed merchandise, (ii) the significant national nostalgia for railroads and (iii) the growth of themed entertainment retailing. To accomplish its objective, the Company strives to emphasize (i) the entertaining quality of The Great Train Store shopping experience, (ii) the broad merchandise selection offered by each of The Great Train Stores, and (iii) the knowledgeable and personalized customer service rendered by The Great Train Store sales personnel.

The Great Train Store concept was developed in 1985 by James H. Levi to contribute to the unique retail shopping environment then under development as part of the adaptive reuse of the landmark St. Louis Union Station in St. Louis, Missouri, for which Mr. Levi was principally responsible. The Great Train Store retail concept was well received in the renovated St. Louis Union Station. As a result, it was apparent to the Company that the train-themed merchandise and atmosphere of The Great Train Store had a customer base and general level of interest among retail consumers which was much broader than and extended well beyond the St. Louis Union Station store. In 1987 the second and third stores were opened, from 1988 through 1993, an additional seven stores were opened, and from 1994 to 1996 an additional twenty-one stores were opened and two stores were closed. During 1996 the Company also acquired one additional store through the purchase of The Train Depot in Winter Park, Florida.

The Great Train Store Concept

The Great Train Store Layout and Design. The Great Train Stores are distinctive in appearance and the shopping experience which they provide. As a key element of its strategic positioning, the Company has designed The Great Train Stores to encourage shoppers to enter and browse the Company's merchandise. The Great Train Stores are typically located in highly visible locations within regional shopping malls or festival marketplaces. The prototypical storefront of approximately 30 - 40 feet has a high quality appearance and is constructed of wood and glass with a design which integrates with the internal decor and color palette and is intended to draw the customer into its ambiance of an early 20th century train station. Each of The Great Train Stores features attractions, such as moving electrical trains, whistles, train sounds and audiovisual projections, to increase the visibility of the store and enhance the quality of each customer's shopping experience.

The Great Train Stores range in size from 1,150 to 3,306 square feet of gross rented space and 1,016 to 2,429 of selling square feet. The Train Depot has approximately  6,867  square  feet of gross  rented  space and 4,304 of  selling
square  feet.   Merchandise   is  presented   in  a  logical,   accessible   and
understandable manner to arouse interest and encourage customers, especially children, to touch and experience the offered products. Large-scale moving trains encircle the interior and, in most stores, the exterior of The Great Train Store on a patented overhead trestle. Informational signage and displays presented in close proximity to well-lighted shelving containing the featured merchandise give prominence to selected products which the Company believes have particular appeal to shoppers. Merchandise is regularly relocated and new merchandise is added within the store to offer a fresh presentation to frequent customers.

Merchandising and Pricing. A key element of the Company's business strategy is to distinguish The Great Train Stores by carrying a broad selection of train-themed merchandise. Management believes that offering an extensive selection of high-quality train-themed merchandise significantly expands The Great Train Stores' customer base and increases store traffic. The Company closely monitors in-stock inventories through its management information system and regularly replenishes and adds to the merchandise carried in order to reinforce the customers' awareness of the wide and varied selection of products offered by the stores.

The Company's pricing strategy considers a variety of factors, including gross profit contribution and potential mark-up over cost. Notwithstanding its focus on gross profit contribution and sales margin, however, the Company intends to be generally competitive with prices charged by other comparable retailers.
Accordingly, the Company customarily prices its products at the manufacturers suggested retail price and monitors price levels at its competitors' outlets in order to insure that its prices remain competitive.

Each of The Great Train Stores is specifically merchandised to be compatible with local railroad history and market characteristics. The prototypical The Great Train Store stocks approximately 5,500 of the SKUs currently offered by the Company throughout its store network. Merchandise is currently offered in the following principal product lines:

         Toy Trains and Train-Themed Merchandise. In 1996, approximately 31.5% of the Company's net revenues were derived from the sale of toys (including, for example, Brio, Learning Curve Toys, Tomy, Ertl, and Playmobil), games, puzzles, and plush animals.

         Model Trains and Accessories. The Great Train Stores offer a broad selection of model railroad cars, track, and accessories in each of the five principal scales, HO gauge, #1 gauge, 0/0-27 gauge, Z gauge and N gauge, including merchandise from most of the best-known names in model railroading, such as Lionel, Athearn, LGB, Bachmann, Marklin, Life-Like, Model Power, Atlas, Kato, Rivarossi, Walthers, Woodland Scenics, and Micro Trains. Net sales in 1996 from this product line accounted for approximately 35.9% of the Company's annual net sales volume.

         Printed and Recorded Materials. Each of The Great Train Stores carries a wide selection of books, magazines, posters, calendars, videotapes, and children's educational material, which accounted for approximately 12.2% of the Company's annual net sales volume in 1996.

         Decorative Gifts, Novelties and Souvenirs. The Company offers its customers a large selection of train-themed decorative items, novelties and souvenirs, including clocks, music boxes, porcelain, glass, marble and pewter wares, mugs, whistles, postcards, stickers, pins, magnets, signs, plaques, pens and pencils. Net sales from this product line in 1996 accounted for approximately 13.1% of the Company's annual net sales volume.

         Apparel. Each of The Great Train Stores is stocked with a variety of men's, women's and children's apparel and accessories, including hats, T-shirts, sweatshirts, ties, jewelry, watches and belt buckles, the net sales of which represented approximately 7.3% of the Company's annual net sales volume in 1996.

A substantial portion of the Company's annual net sales in the last five years have been derived from the sale of merchandise based on the award-winning children's series, Shining Time Station, and its star, Thomas the Tank Engine. This merchandise includes toys, printed material, audio-visual products and apparel and is obtained by the Company from more than 25 licensed vendors.

The Company believes that the high quality of its stores and of the products carried by its stores is valued by customers. The Company further believes that the quality of The Great Train Store's products make them exceptionally well suited for gift giving, especially for men and children. The Company's sales personnel are taught the importance of educating the customer about the products offered by the store and of assisting the customer in making suitable gift selections. The Company constantly seeks to identify and introduce new products which meet its quality and profitability standards. Its merchandise buyers attend trade shows and meet with manufacturers throughout the year in search of new products for The Great Train Stores. Products meeting the Company's initial merchandise criteria are tested and reviewed by the Company's personnel. The Company's management information system is used to track the popularity of new products prior to chain-wide introduction.

Customer  Service.   The  Company  is  committed  to  achieving  total  customer satisfaction and encouraging repeat business by providing a high level of knowledgeable, attentive and personalized customer service. Many of the Company's sales personnel are train enthusiasts and are well-versed in the train lore and history of their locality. The Company believes that educating its broad range of consumers with respect to the suitability, benefits and differences in all merchandise offered is an important component to its success. In order to develop responsive and well trained sales personnel, the Company has devoted substantial resources to developing and implementing employee training and incentive programs.

Personnel; Training. An important aspect of the Company's customer service strategy is "The Great Training Program" which has been developed to provide each employee with education in product knowledge, salesmanship, and Company policies and procedures. New store managers receive on-the-job training under the supervision of an experienced store manager prior to assuming their responsibilities. Each store manager participates in regular telephone conferences, attends an annual managers' conference, and receives regular communications. The Company believes that this communication process both enhances the training of its store managers and establishes a direct flow of relevant Company information from Company headquarters to all of The Great Train Stores.

Each store is staffed with a store manager, one or two assistant managers and such additional salespersons and support staff as are required to meet the specific needs of the store. The Company provides financial incentives to its store managers through incentive compensation programs based upon the performance of the individual store in which the employee performs services. The Company believes that its incentive compensation programs increase the motivation and overall performance of its personnel, the Company's profitability and the Company's ability to attract and retain qualified employees.

Expansion Strategy

The Company intends to continue implementation of its growth strategy. As of December 28, 1996 the Company operated thirty stores primarily located in distinctive regional shopping malls and festival marketplaces in St. Louis, Missouri; Indianapolis, Indiana; New Orleans, Louisiana; Washington, D.C.; Bloomington (near Minneapolis), Minnesota; Scranton, Pennsylvania; Alpharetta (near Atlanta), Georgia; Sacramento, California; Natick (near Boston), Massachusetts; Milpitas (near San Jose), California; The Woodlands (near
Houston), Texas; Albany, New York; Laughlin, Nevada; Myrtle Beach, South Carolina; Cleveland, Ohio; Raleigh, North Carolina; Holyoke, Massachusetts; King of Prussia, Pennsylvania; McLean, Virginia; Woodbridge, New Jersey; Richmond, Virginia; Kansas City, Missouri; Troy (near Detroit), Michigan; Orlando, Florida; Bellevue (near Seattle), Washington; Louisville, Kentucky; Skokie (near Chicago), Illinois; Columbia, South Carolina; Pineville (near Charlotte), North Carolina; and Winter Park (near Orlando), Florida. In March 1997, the Company anticipates opening a store in Paramus, New Jersey and in May 1997 in Peabody (near Boston), Massachusetts. The Company also has signed a lease to open a store in 1998 in Providence, Rhode Island. While there can be no assurance, each of these locations is expected to open in 1997. Many other locations are under active consideration and/or negotiation to open in 1997 and 1998. Because of the broad market appeal of their merchandise mix, the Company seeks to locate The Great Train Stores in high traffic shopping environments.

Prior to entering a new market, the Company reviews the market's demographic and competitive situation to evaluate the suitability of and prospects for the market. Among other factors, each site is evaluated on such information as local market demographics, traffic counts, the retail mix of the center, the visibility of available locations within the center, access to the center from major thoroughfares, presence or absence of competition, overall retail activity of the area and proposed lease terms. Actual site selection is the responsibility of a committee which includes the Chief Executive Officer and all Vice Presidents. The time period required to open a store after signing a lease depends upon the landlord's ability to deliver the premises to the Company. Upon acceptance of the premises from the landlord, the Company generally can open a store within sixty days.

The Company's ability to open new stores in new markets has been a significant factor in achieving its sales growth. Management believes the Company's ability to open new stores will continue to be a significant factor in achieving growth objectives for the future. To date, the Company has experienced no significant difficulties in locating suitable sites for new stores. The Company believes that substantial opportunities also exist to increase sales in existing markets by improving sales persons productivity, increasing promotional activities and opening additional stores in currently served markets. The Company believes that expansion of the number of stores it operates will permit the Company to benefit from economies of scale, enhanced negotiating leverage with respect to purchasing terms and trade credit, and increased ability to obtain customized and exclusive products.

The Company also believes that opportunities exist to achieve growth through the identification and development of new and unique product lines and through the development or acquisition of businesses complimentary to the Company's existing business, including the possibility of mail order and catalog sales operations. In 1996 the Company acquired an existing train hobby store in Winter Park, Florida and may consider additional similar acquisitions. Currently, the Company has no agreement, arrangement or understanding, with respect to any future acquisition or complimentary expansion.

Advertising and Promotion

The Company relies primarily on highly visible store locations and attractive store design and visual presentation to attract the attention of prospective consumers. Its marketing activities also include special event promotions and a variety of public relations activities, such as sponsorship of Shining Time Station television programming in some of the markets in which it operates, promotion of local events relating to railroading, "how to" instructional sessions, and book readings for children. Moreover, the Company considers media relations to be an integral part of its image-building program and strives to develop good working relationships by inviting media members to store grand openings and maintaining access to the appropriate Company personnel. The Company participates in cooperative advertising programs with certain of its major vendors. The Company also maintains direct mail contact with customers, highlighting sales promotions, as an important aspect of its marketing strategy. Suppliers

Most of the Company's products are purchased directly from manufacturers. The Company presently purchases products from approximately 650 vendors. No single vendor, other than Learning Curve Toys (which represented approximately 11.6%) and Lionel Trains, Inc. (which represented approximately 10.6%), supplied products representing more than 10% of the Company's net sales in 1996. The largest five vendors represented approximately 39.8% of net sales for the year. Although the Company's net sales are not dependent on any single vendor, the Company views its relationships with certain key vendors, such as Bachmann Industries, Brio Scanditoy, Tomy, Ertl, LGB, Learning Curve Toys, and Lionel Trains, Inc., to be important factors in its success. The Company deals with its vendors principally on an order-by-order basis and has no long-term purchase contracts or other contractual assurance of continued supply or pricing. The Company believes that, due to its relative size, its purchasing activities, which account for an important portion of many of its suppliers' sales, permit it to achieve a lower cost of goods sold which, together with its broad selection of merchandise, good locations, and exciting store presentation, permit it to be highly competitive against other forms of train-themed retailers. The Company also intends to increase the number of unique items manufactured specifically for it, such as its patented G scale railroad trestle system and its The Great Train Store neckties and whistles. The Company has not experienced and does not anticipate any significant difficulty in obtaining sufficient levels of merchandise.

Management Information Systems

The Company uses customized management information systems to assist in directing its operations and finances. In addition to providing continuous knowledge of the Company's inventories, these computerized systems enable the Company's central office to reprice merchandise, replenish depleted store inventories, identify sales trends and monitor merchandise mix at individual stores and throughout the Company's store network. Management believes that these systems provide a number of benefits, including lower average store inventories and thus higher inventory turnover, higher operating efficiency, better in-stock availability and fewer markdowns. The systems also enable the Company to realize purchase discounts and to produce the financial reports necessary for monitoring and developing budgets for the Company's expanding business. The Company's point-of-sale system keeps daily records of each merchandise item from receipt to sale.

The Company has implemented a plan and has made substantial capital investments to significantly upgrade and integrate its merchandise and financial information systems to support its growth objectives and to enhance management's ability to access and analyze information from all areas of the business. Among other things, the new systems improved the Company's ability to compile and utilize store level data bases, prepare customized mailing lists and track individual sales personnel productivity. Although substantial improvements have been made, the Company anticipates that it will continue to invest substantial amounts indefinitely to enhance and improve its systems.

Competition

Competition is highly intense among specialty retailers, traditional toy and hobby stores and mass merchant discounters in regional shopping malls and other high traffic retail locations and could increase in the future. To the Company's knowledge, there are no other national chains of stores specializing in train-related merchandise. Consumers of train-related merchandise are generally served by toy and hobby stores and mail order merchandisers. Competition is fragmented and varies substantially from one geographic location to another. National toy store chains, mail order merchandisers, discount stores and other mass merchandisers have a significant market share and could increase competitive pressures on the Company in the future. In addition, the mail order industry has become increasingly competitive in recent years. Competition is generally focused on product availability, customer service and price.

The Company believes that it differentiates itself from its competitors by offering a broader selection of merchandise in a more exciting and entertaining environment. The Company also believes that the train-related knowledge of its sales personnel is a significant competitive advantage.

Trademarks

The name "The Great Train Store" and its related logo and the Company's slogan "More trains than you ever imagined" are trademarks and service marks registered in the United States and Canadian Patent and Trademark offices and are pending registration in the Japanese and United Kingdom Patent and Trademark offices. Management believes that the name "The Great Train Store" is an important, but not critical, element of the Company's marketing strategy. The Company closely monitors the use of its intellectual property and intends to vigorously defend its rights with respect thereto.

Employees

As of December 28, 1996, the Company employed a total of 359 persons, of whom 95 were salaried personnel and 264 were employed on an hourly wage basis.
Twenty-six of the Company's employees were assigned to central office responsibilities and 333 were engaged in activities in stores. None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.

ITEM 2.  Description of Properties

The Company leases all of its stores from developers or operators of the regional shopping malls, festival marketplaces and other locations in which the stores are located. Typically, the Company's leases provide for the payment of minimum annual rent and additional rent calculated as a percentage of the stores' net sales. Generally, the Company is also required to pay a portion of the landlord's cost of insurance, taxes and other operating expenses. The leases typically provide for an initial term of between five and twelve years and may have various renewal terms. The following table summarizes the number of expiration dates in each year for stores and the central office leases:

                                                            Number of
           Year                                          Leases Expiring
           ----                                          ---------------
           1997                                                 1
           1998                                                 2
           1999                                                 0
           2000                                                 3
           2001                                                 1
           2002 and thereafter                                 24

The Company's central offices are presently located in approximately 7,661 square feet of leased space in Dallas, Texas under a lease which expires on March 14, 2000. The Company believes this space is adequate for its present needs.


ITEM 3.  Legal Proceedings

The Company is not presently party to any material legal proceedings. The Company does not believe that any claims and lawsuits to which it is a party individually or in the aggregate, will have a material adverse effect on the Company's financial condition.


ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1996 to a vote of security holders.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

The Great Train Store Company's common stock is traded on The Nasdaq SmallCap Market and Pacific Stock Exchange under the symbols, GTRN and GTN, respectively. At February 28, 1997 the number of common stockholders of record was 88. Based on discussions with the Company's transfer agent and investment banker, the Company believes that its common stock is beneficially held by more than four hundred persons. Prior to January 4, 1995, the Company's stock and warrants sold as Units. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at $5.00 per share. Effective January 4, 1995, the Units were separated into the constituent shares of common stock and warrants. On August 4, 1996 the Company had received proceeds from the exercise of 98.5% of the warrants. The following table sets forth, for the periods indicated, the range of high and low bid prices with respect to the Company's Common Stock as reported by The Nasdaq SmallCap Market.



                                                 Common Stock
                                           -------------------------

                  Period                       High         Low
                  ------                       ----         ---
1995:



   First Quarter (beginning 1/4/95)           6-1/4          5

   Second Quarter                             6-1/4        5-1/4

   Third Quarter                                7          5-3/8

   Fourth Quarter                             6-7/8          5

1996:
   First Quarter                             6-15/32         5
   Second Quarter                             6-1/6        5-1/4
   Third Quarter                              8-1/4        5-1/8
   Fourth Quarter                             9-7/8        7-3/4


The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 20, 1997, the last sale price for the Common Stock as reported by The Nasdaq SmallCap Market was $8-3/8.

The Company has not declared or paid any cash dividends on its Common Stock since its inception, and the Board of Directors presently intends to retain cash flow for the development of the Company's business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including, among others, future earnings, operations, capital requirements, the general financial condition of the Company and such other factors as the Board of Directors may deem relevant.

ITEM 6.  Management's Discussion and Analysis

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operating data expressed as a percentage of net sales (prior year balances include certain reclassifications to conform to the current year presentation). The Company's fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31.

                                               For the Year Ended
                                  December 30, 1995           December 28, 1996
                                  -----------------           -----------------

Net Sales                               100.0%                      100.0%
Cost of Sales                            52.0                        51.8
                                        -----                       -----
   Gross Profit                          48.0                        48.2

Store operating expenses                 19.0                        19.4
Occupany expenses                        13.2                        11.7
Selling, general, & administrative
  Expenses                               10.9                         9.3
Depreciation and amortization             1.9                         2.1
                                         ----                        ----
  Operating income                        3.0                         5.7
Interest expense                         (1.0)                        (.7)
Interest income                            .9                          .5
Other income                               .1                          .1
                                         ----                        ----
  Income before income taxes              3.0                         5.6
Income taxes                                -                        (1.5)
                                         ----                        ----
  Net income                              3.0%                        4.1%


Comparison of Fiscal Year Ended December 30, 1995 to the Fiscal Year Ended December 28, 1996

Net sales increased approximately $6,183,000, or 48.3%, for the fiscal year ended December 28, 1996 compared with the corresponding period last year. Of this increase approximately $4,281,000 was attributable to net sales generated by twelve stores which were not operated in the comparable period in 1995, partially offset by a decrease of approximately $696,000 attributable to the Columbus location, which was closed on December 30, 1995. Approximately, $2,337,000 of the increase was attributable to net sales generated during the first part of 1996 by the six stores opened during 1995, and approximately
$261,000  was  attributable  to a  2.3%  increase  in  comparable  store  sales.
Comparable store sales are calculated based on the stores open during both of the entire months being compared.

Gross profit increased approximately $2,995,000 or 48.7%, for the fiscal year ended December 28, 1996, compared with the corresponding period last year due primarily to an increase in sales volume. Gross profit as a percentage of net sales (gross margin) increased to 48.2% for the fiscal year ended December 28, 1996, compared with 48.0% for the corresponding period last year. The increase in gross margin resulted from several factors including changes in product mix, inventory shrink, and purchase discounts as a result of increased purchases from certain vendors.

Store operating expenses increased approximately $1,250,000 or 51.4%, for the fiscal year ended December 28, 1996, compared with the corresponding period last year. Approximately $919,000 of the increase resulted from the operation of the twelve stores added during 1996, approximately $250,000 of which related to pre-opening expenses incurred in the setup of these stores. In addition, approximately $523,000 of the increase was attributable to the stores opened during fiscal 1995 which were open the full fiscal year in 1996. This increase was partially offset by an approximate $52,000 decrease in comparable store operating expenses and an approximate $140,000 decrease due to closing the Columbus store location on December 30, 1995. As a percentage of net sales, store operating expenses increased to 19.4% for the fiscal year ended December 28, 1996, compared with 19.0% for the corresponding period last year. This increase was primarily due to pre-opening expenses incurred in connection with opening a larger number of stores in 1996 as compared to 1995. Unlike many retailers, the Company expenses pre-opening costs as incurred.

Occupancy expenses increased approximately $527,000, or 31.0%, for the fiscal year ended December 28, 1996, compared with the corresponding period last year. Approximately $417,000 of the increase related to the stores opened during fiscal 1995 which were open for the full fiscal year in 1996, and approximately $308,000 of the increase was attributable to the twelve stores added during fiscal 1996. The increase was partially offset by a decrease in comparable store occupancy expenses of approximately $31,000 and an approximate $167,000 decrease due to the closing of the Columbus store. As a percentage of net sales, overall occupancy expenses decreased to 11.7% for the fiscal year December 28, 1996, from 13.2% for the corresponding period last year. Occupancy expenses decreased as a percentage of sales due to several factors, including more favorable negotiations on recent leases, the elimination of the Columbus location which had high occupancy costs as a percentage of sales, and other factors.

Selling, general and administrative expenses increased approximately $368,000 or 26.3%, for the fiscal year ended December 28, 1996, compared with the corresponding period last year. The increase in selling, general and administrative expenses was primarily due to approximately $169,000 of additional expenses related to salaries and related expenses for additional central office personnel to support the continuing growth of the Company and approximately $41,000 related to an investor public relations program which was implemented in the second quarter of 1996. The Company anticipates that selling, general and administrative expenses will increase further in conjunction with the Company's expansion strategy. As a percentage of net sales, selling, general and administrative expenses decreased to 9.3% for the fiscal year ended December 28, 1996, from 10.9% for the corresponding period last year. This percentage change resulted from the relatively fixed nature of selling, general and administrative expenses and the increase in net sales experienced by the Company. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will continue to decrease as a percentage of net sales.

Depreciation and amortization expense increased approximately $148,000, or 59.9%, for the fiscal year ended December 28, 1996, compared with the corresponding period last year. Such increases were primarily the result of an increase in the asset base due to the opening of new stores and significant additions to the Company's management information system, partially offset by an approximate $41,000 decrease due to the closing of the Columbus store. As a percentage of net sales, depreciation and amortization expense increased to 2.1% for the fiscal year ended December 28, 1996, from 1.9% for the corresponding period last year.

Pretax income increased 172% to approximately $1,052,000 in fiscal 1996 from approximately $387,000 in fiscal 1995. The Company's effective tax rate was 0% and 26.6% for the fiscal years ended December 30, 1995 and December 28, 1996, respectively. The Company recorded no income tax expense in fiscal 1995, primarily as a result of the utilization of net operating loss carryforwards and a revision in the valuation allowance for deferred tax assets. In fiscal 1996, the low effective income tax rate was primarily due to the elimination of the remaining valuation allowance for deferred tax assets. The Company anticipates its effective income tax rate will increase to approximate statutory income tax rates in future years.

As a result of the foregoing, the Company recorded net income of approximately $772,000 for the fiscal year ended December 28, 1996, compared with net income of approximately $387,000 for the corresponding period last year. As a percentage of net sales, net income increased to 4.1% for fiscal 1996, from 3.0% for fiscal 1995.

Liquidity and Capital Resources

The Company's primary uses of cash have been for the purchase of merchandise inventories, the financing of new store openings, an acquisition and capital expenditures.

For the fiscal year ended December 28, 1996, net cash used in operating activities was approximately $946,000 compared with net cash provided by operating activities of approximately $347,000 for the corresponding period last year. The increase in net cash used in operating activities primarily results from an increase in cash used for the purchase of merchandise inventories for new stores opened in the period.

On August 4, 1996, 1,226,169 (or 98.5%) of the Company's 1,245,000 outstanding warrants to purchase the Company's common stock at $5.00 per share were exercised. Net proceeds were approximately $5,580,000. Net proceeds, after repayment of promissory notes to management, are used to fund the costs of opening new stores and to provide working capital.

In addition, in May 1996 the Company entered into a $3,000,000 revolving line of credit with Bank One, Texas which was subsequently increased to $8 million in March, 1997. The line of credit will be used to provide a source of additional liquidity to manage cash flow and provide capital for expansion. As of December 28, 1996, there was no amount outstanding on the revolving line of credit.

As of December 28, 1996, the Company's capital lease obligations consisted of approximately $426,000 payable under capital lease obligations related to the management information systems, fixtures and equipment. Of such debt obligations, approximately $129,000 under the fixtures and equipment financing arrangements are payable during 1997.

The Company opened eleven new stores in 1996 and acquired one existing store.

The Company intends to finance anticipated capital expenditures, working capital needs and debt obligations for the foreseeable future from net proceeds from the warrant exercise, cash from the Company's operating activities, landlord allowances, the available increased line of credit, possible fixtures and equipment or inventory financing and trade credit.

ITEM 7.  Financial Statements

The Company's Consolidated Balance Sheet as of December 28, 1996 and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 30, 1995 and December 28, 1996, together with the notes thereto and the report of the Company's independent auditors thereon are included as a separate section of this report which begins on page F-1.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

The following table sets forth certain information concerning the directors, executive officers and other key employees of the Company:

         Name            Age                     Position
         ----            ---                     --------

James H. Levi            57       Director, Chairman of the Board, President
                                    and Chief Executive Officer
Michael D. Glazer        46       Vice President - Real Estate
Stanley R. Herndon       41       Vice President - Buying
James L. Llewellyn       37       Vice President - Sales
Cheryl A. Taylor         28       Vice President - Finance and Administration
                                    (principal financial and accounting officer)
Joel S. Pollack          57       Director
John J. Schultz          60       Director
Charles M. Tureen        66       Director
Robert M. Warner         76       Director

Each of the executive officers, other than Mr. Levi, is a full time employee of the Company. In accordance with his employment agreement, Mr. Levi agreed to devote such time to the business and affairs of the Company as is reasonable and necessary. It is Mr. Levi's intention to devote at least 50% of the customary work week to the Company's business for the foreseeable future. The non-employee directors of the Company devote such time and attention to the affairs of the Company as is reasonable and necessary. Set forth below are descriptions of the backgrounds of the executive officers and directors of the Company.

James H. Levi has been the Chairman of the Board of Directors, President and Chief Executive Officer and a Director of the Company since its organization in 1985. Since 1992, Mr. Levi has also been President of Levi Company, a real estate and venture investing company and is involved in a number of investment and other activities. In 1987, he co-founded and, until 1992, served as President of Value Properties, Inc., a real estate investment firm. For more than fifteen years prior thereto, Mr. Levi was President of Oppenheimer Properties, Inc. and a number of related entities and was Executive Vice President and a member of the Executive Committee of Oppenheimer & Co., Inc., investment bankers. He has been responsible for the creation of a large number of enterprises among which was the adaptive reuse of St. Louis Union Station, the location of the original The Great Train Store. Mr. Levi developed The Great Train Store concept and has been the principal owner of the Company and all of its predecessors since inception. He is a graduate of Harvard College and received his M.B.A. degree from Harvard Business School.

Michael D. Glazer has served the Company as Vice President - Real Estate since 1990. Prior to Mr. Llewellyn joining the Company in March 1994, Mr. Glazer also had responsibility for store operations. In his present capacity with the Company, Mr. Glazer has senior responsibility for site selection, store design and construction and lease administration. Mr. Glazer joined the Company in 1987 as Store Manager of the St. Louis store and was promoted to Regional Manager in 1988 and to Vice President in 1990. From 1984 to 1987, Mr. Glazer was the principal owner and chief executive officer of Record Caravan, Inc., an owner and operator of a retail music store. He is a graduate of the University of Oklahoma.

Stanley R. Herndon has served the Company since 1987 and is currently the Vice President - Buying. In this capacity, Mr. Herndon supervises the buying and merchandising functions of the Company. Until the promotion of Ms. Taylor to Vice President - Finance and Administration, Mr. Herndon served as the Company's principal financial officer and also supervised the administrative and financial reporting functions of the Company. Prior to joining the Company, Mr. Herndon served in various positions as a certified public accountant and audit manager with Arthur Andersen LLP, an international accounting and auditing firm, in which positions he provided services to a number of companies, including Pearle Health Services, Inc., then the nation's largest retail optical chain. Mr. Herndon has an M.B.A. degree from Southern Methodist University from which he also received a Bachelor's degree in accounting.

James L. Llewellyn joined the Company in March 1994 as its Vice President - Sales. From 1985 until joining the Company, Mr. Llewellyn served as Senior District Manager of Club International Menswear, a chain of retail men's stores. Mr. Llewellyn graduated in June, 1982 from the University of New Brunswick, New Brunswick, Canada. Mr. Llewellyn supervises store sales operations, advertising, promotion and merchandising.

Cheryl A. Taylor currently serves the Company as its Vice President - Finance and Administration. Ms. Taylor joined the Company in May 1994 as its Controller. From 1989 until joining the Company, Ms. Taylor served as a certified public accountant with Coopers & Lybrand LLP, an international accounting and auditing firm. She received her Bachelor's of Business Administration degree in accounting from Texas A & M University.

Joel S. Pollack has been a Director of the Company since August, 1994. For more than the last five years, Mr. Pollack has been a private investor in Beverly Hills, California. From 1977 to 1987, he was Executive Vice President and Co-Head of Retail Sales at Oppenheimer & Co., Inc., and was employed in various capacities at Hayden Stone and predecessor companies. Mr. Pollack graduated from The Wharton School of the University of Pennsylvania in 1961.

John J. Schultz has been a Director of the Company since August, 1994. Mr. Schultz has more than thirty-five years of experience in the retail industry and is presently a consultant specializing in the retail area and serves as a director of Big Smith Brands, Inc. and A.R. Accessories, Inc. Previously, Mr. Schultz served as Executive Vice President and General Merchandise Manager for Bloomingdale's Department Stores and Sanger Harris Department Stores, President and Chief Executive Officer of B. Altman & Co., and President of the Retail Services Division and Executive Director of the National Retail Federation. Mr. Schultz is a graduate of Fairleigh Dickenson University in Madison, New Jersey, Dartmouth Institute and the Federated Senior Management Institute.

Charles M. Tureen has been a Director of the Company since April, 1994. Mr. Tureen was a member in the St. Louis, Missouri law firm of Gallop, Johnson & Neuman, L.C., from July, 1990 until December, 1996, when he became of counsel to the firm. Until June, 1990 and for a number of years prior thereto, he was a principal in the St. Louis, Missouri law firm of Blumenfeld, Sandweiss, Marx, Tureen, Ponfil, and Kaskowitz P.C.

Robert M. Warner has been a Director of the Company since August, 1994. For more than seven years, Mr. Warner has been a retail store management consultant whose present clients include many retailers, large and small. He is presently a director of Cherry & Webb, a 50 store women's specialty chain. Previously, Mr. Warner served as President and Chief Executive Officer of Steinbach, Inc., a $200 million department store chain; President and Chief Executive Officer of K-G Retail, Inc., a $100 million men's clothing chain; Senior Vice President of Macy's, Inc., where, among other positions, he served as the General Manager of Macy's-Herald Square store, the largest store in the world. Mr. Warner has also worked for a number of other retail companies as either chief executive officer, director or consultant. Mr. Warner is a graduate of the University of Michigan and received an M.B.A. from the Harvard Business School.

The Board of Directors of the Company consists of five members, each of whom serve in such capacity for a three-year term or until his successor has been elected and qualified, subject to earlier resignation, removal or death. The number of directors comprising the Board of Directors may be increased or decreased by resolution adopted by the affirmative vote of a majority of the Board of Directors. The Company's Certificate of Incorporation (the "Certificate") and Bylaws provide for three classes of directorships serving staggered three-year terms such that approximately one-third of the directors are elected at each annual meeting of stockholders. The term of Mr. Levi and Mr. Warner will continue until the 1997 annual meeting, the term of Mr. Tureen will continue until the 1998 annual meeting and the term of office of Mr. Pollack and Mr. Schultz will continue until the 1999 annual meeting. The Company's officers serve at the discretion of the Board of Directors, subject to effective contractual arrangements.

The Board of Directors of the Company has established an Audit Committee (presently consisting of Mr. Pollack, Mr. Warner and Mr. Schultz) to be comprised of at least two non-employee directors which has the responsibility of reviewing the scope of the audit and services provided by the Company's independent auditors. The Audit Committee meets with the financial staff of the Company to review accounting procedures and policies. The Board of Directors also has established a Compensation Committee (presently consisting of Mr. Tureen, Mr. Pollack and Mr. Warner) also to be comprised of at least two non-employee directors which has been given the responsibility of setting and administering the policies which govern the annual compensation of the Company's directors and executive officers, as well as the Company's stock option and other benefit plans. The Board of Directors has also established an Executive Committee (presently consisting of Mr. Levi and Mr. Tureen) with the power to act, if necessary, on a broad range of matters during the interim periods between Board of Directors meetings.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Form 5 and amendments thereto, or written representations that no Form 5 is required, furnished to the Company, the Company believes that, other than as set forth in the next sentence, each person required to file reports under Section 16(a) relative to the Company's equity securities has done so on a timely basis. In August 1996, Ms. Taylor and Messrs. Levi, Glazer, Herndon, Llewellyn, Pollack, Schultz, Tureen, and Warner each filed a Form 5 with respect to the Company's fiscal year ended December 30, 1995 reporting a single grant of options awarded in an exempt transaction under Rule 16b-3.

ITEM 10. Executive Compensation

The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the Company's Chief Executive Officer for all services rendered in all capacities to the Company. No other officer of the Company earned compensation of more than $100,000 during any of the three fiscal years ended December 28, 1996.

                                          Summary Compensation Table

                                                                      Annual Compensation
Name and Principal Position                          Year          Salary                Bonus         Other
---------------------------                          ----          ------                -----         -----
James H. Levi                                        1996       $  135,000               $             $  -
   Chairman of the Board, President                  1995          125,000                 -              -
   and Chief Executive Officer                       1994           61,561(a)              -              -



 (a) Includes amounts paid under a consulting arrangement with The Great Train Store Partners, L.P.


                                         Option / SAR Grants in Last Fiscal Year
                                                    Individual Grants

                                                     Number of         % of Total
                                                    Securities        Options/SARs
                                                    Underlying         Granted to         Exercise or
                                                   Options/SARs       Employees in        Base Price        Expiration
Name and Principal Position                         Granted (#)        Fiscal Year          ($/sh)             Date
---------------------------                         -----------        -----------          ------             ----

James H. Levi                                          10,000 (a)         4.6%              $ 6.19            3/2001
   Chairman of the Board, President                    15,000 (a)         6.9%              $ 6.19            7/2001
   and Chief Executive Officer


(a) 25% become exercisable annually commencing with the second anniversary of the grant date


                              Aggregated Option/SAR Exercises in Last Fiscal Year and
                                             FY-End Options/SAR Values


                                                                                       Value of
                                                       Number Of Unexercised         Unexercised
                        Shares                              Securities              In-The-Money
                       Acquired                       Underlying Options/SARs      Options/SARs At
                          On            Value              At FY-End (#)             FY-End ($)
                       Exercise       Realized             Exercisable/             Exercisable/
Name                     (#)            ($)                Unexercisable            Unexercisable
----                     ---            ---                -------------            -------------

James H. Lev              -               -                 4,250/42,750           $23,375/$139,425


Director Compensation

The Company pays each non-employee director of the Company $750 in cash for each Board meeting and reimburses all directors for out-of-pocket expenses incurred in connection with their attendance at Board meetings. The Company has the option to pay these directors in that number of shares of Common Stock determined by reference to the fair market value of the Common Stock on the meeting date. However, all payments during 1995 and 1996 were made in cash. In addition, pursuant to its 1994 Director's Stock Option Plan, the Company granted to each non-employee director, on the date of his initial selection, options to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of the selection. Such options will become first exercisable on the first anniversary of the recipient's election as a director.

During 1995, the 1994 Director's Stock Option Plan was amended to award an additional 2,500 options to each non-employee Director and establish an annual award of 2,500 options on the date of each subsequent annual meeting of the stockholders of the Company at which each remains a director of the Company. Such options will be at a price equal to the fair market value of the Common Stock on the date of award.

Employment Arrangements with Executive Officers

The Company entered into an employment agreement effective April 12, 1994 with James H. Levi. Under this agreement, which expires August 12, 1999, Mr. Levi has agreed to continue to serve as Chairman of the Board, President and Chief Executive Officer of the Company in exchange for annual base compensation of $135,000, subject to annual adjustment by the Compensation Committee of the Board of Directors. Prior to this arrangement, Mr. Levi was entitled to compensation of $25,000 per annum pursuant to his consulting arrangement. Mr. Levi has agreed to devote such time to the business and affairs of the Company as is reasonable and necessary. It is Mr. Levi's intention to devote at least 50% of the customary work week to the Company's business for the foreseeable future. In addition, Mr. Levi is entitled to receive an annual bonus in such amount as the Compensation Committee may determine in its sole discretion to be appropriate. To date, Mr. Levi has not requested nor received any such bonuses.

In the event Mr. Levi's employment with the Company is terminated for reasons other than for cause, permanent disability or death or there occurs a significant reduction in the position, duties or responsibilities of Mr. Levi (a "Termination") within two years following a "Change of Control" (as defined in the agreement), Mr. Levi will be entitled to an additional bonus of 175% of the Base Compensation payable in the fiscal year in which such termination occurs.

Mr. Levi has also agreed to refrain from disclosing information confidential to the Company or engaging directly or indirectly, in the sale or distribution of merchandise competitive with that sold by the Company during the term of his employment agreement and for two years thereafter without the prior written consent of the Company.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of February 28, 1997 with respect to each person known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, by each director, by each executive officer named in the Summary Compensation Table above, and by all directors and officers of the Company as a group. Each person named has sole voting and investment power with respect to the shares indicated, except as otherwise stated in the notes to the table.

                                                                                   Beneficial Ownership
                                                                             Number of
                                                                              Shares                    Percent
                                                                              ------                    -------

  James H. Levi (a).....................................                    1,176,011                    26.3%
        The Great Train Store Company
        85 Larchmont Avenue
        Larchmont, New York 10538

  Joel S. Pollack (b)...................................                       87,838                     2.0%
        1150 Benedict Canyon Drive
        Beverly Hills, California 90210

  John J. Schultz (c)...................................                       11,500                       *
        P.O. Box 1106 - Horseshoe Farm
        Ridgefield, Connecticut 06877

  Edmund H. Shea, Jr. (d)...............................                      238,000                     5.4%
        655 Brea Canyon Road
        Walnut, California 91789

  Charles M. Tureen (e).................................                       37,012                       *
        101 South Hanley Road, Suite 1600
        St. Louis, Missouri 63105

  Robert M. Warner (f)..................................                       2,500                        *
        1015 Nautilus Lane
        Mamaroneck, New York 10543

  All directors and officers as a group (9 persons)....                    1,476,586                     32.8%


  *  Less than 1%


(a) Includes 10,000 shares of common stock owned by Mr. Levi's spouse. Mr. Levi disclaims beneficial ownership of these shares. Also includes 75,000 shares of Common Stock issuable upon the exercise of the warrants received by Mr. Levi pursuant to the private placement of debt in 1994, which are beneficially owned by Mr . Levi. Includes 4,250 shares of common stock issuable upon the exercise of certain employee stock options which first became exercisable in May 1996. Excludes 42,750 shares of Common Stock issuable upon the exercise of certain employee stock options, some of which first became exercisable in May 1997.




(b) Includes 80,338 shares held of record by The Pollack Family Trust dated May 13, 1986, of which Mr. Pollack and his spouse are co-trustees. Also includes 7,500 shares of Common Stock issuable upon the exercise of certain options granted to Mr. Pollack. Excludes 2,500 shares of common stock issuable upon the exercise of certain director stock options which first become exercisable in July 1997.

(c) Includes 7,500 shares of Common Stock issuable upon the exercise of certain options granted to Mr. Schultz. Excludes 2,500 shares of common stock issuable upon the exercise of certain director stock options which first become exercisable in July 1997.

(d) Includes 50,000 shares of common stock issuable upon the exercise of the warrants received by Mr. Shea pursuant to the private placement of debt in 1994, which are beneficially owned by Mr. Shea. All other shares are held of record by E & M RP Trust, of which Mr. Shea is trustee.

(e) Includes 29,512 shares owned by "The Mary W. Tureen Revocable Trust" of which Mary W. Tureen (spouse of Mr. Tureen) and Mr. Tureen are co-trustees. Includes 7,500 shares of Common Stock issuable upon the exercise of certain options granted to Mr. Tureen. Excludes 2,500 shares of common stock issuable upon the exercise of certain director stock options which first become exercisable in July 1997.

(f) Includes 2,500 shares of Common Stock issuable upon the exercise of certain options granted to Mr. Warner. Excludes 2,500 shares of common stock issuable upon the exercise of certain director stock options which first become exercisable in July 1997.



ITEM 12.   Certain Relationships and Related Transactions

From time to time, the Company has engaged in various transactions with its directors, executive officers and other affiliated parties. The following paragraphs summarize certain information concerning certain transactions and relationships which have occurred during the last two years or which are presently proposed.

From time to time, Messrs. Levi, Herndon and Glazer have loaned money to the Company by advancing cash and/or deferring salary. Until April 12, 1994, such indebtedness accrued interest at a rate of 15% per annum and was payable upon demand. Effective April 12, 1994, Messrs. Levi, Herndon and Glazer agreed to restructure the indebtedness owed to them by the Company. The indebtedness, as restructured, provided for the payment of principle and interest, at a rate of 8% per annum, in quarterly installments. Such indebtedness was paid in full by the Company.

The terms and conditions of the foregoing transactions were not negotiated on an arm's-length basis. All future transactions between the Company and its officers, directors, principal stockholders and affiliates are required to be approved by a majority of the independent and disinterested outside directors and must be on terms no less favorable to the Company than could be obtained from unaffiliated third parties under similar circumstances.

ITEM 13.       Exhibits and Reports on Form 8-K.

      (a)      Exhibits.
                 See Exhibit Index beginning on page F-14 of this Report.

      (b)      Reports on Form 8-K.

                 None

                          Independent Auditors' Report



The Board of Directors and Stockholders
The Great Train Store Company:


We have audited the accompanying consolidated balance sheet of The Great Train Store Company and subsidiaries as of December 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 30, 1995 and December 28, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Great Train Store Company and subsidiaries as of December 28, 1996, and the results of their operations and their cash flows for the years ended December 30, 1995 and December 28, 1996, in conformity with generally accepted accounting principles.





                                           /s/ KPMG Peat Marwick LLP


Dallas, Texas
February 4, 1997, except as to note 3
which is as of March 19, 1997

                     THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET

                                         ASSETS
                                                                 December 28,
                                                                     1996
                                                               -----------------
CURRENT ASSETS:
      Cash and cash equivalents                                 $    4,864,539
      Merchandise inventories                                        6,123,352
      Accounts receivable and other current assets                   1,123,634
                                                               -----------------
               Total current assets                                 12,111,525

PROPERTY AND EQUIPMENT:
      Store construction and leasehold improvements                  3,374,593
      Furniture, fixtures, and equipment                             1,679,349
                                                               -----------------
                                                                     5,053,942
      Less accumulated depreciation and amortization                (1,381,674)
                                                               -----------------
               Property and equipment, net                           3,672,268


DEFERRED TAXES                                                         194,727
OTHER ASSETS, net                                                      208,254
                                                               -----------------
               Total assets                                     $   16,186,774
                                                               =================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable  and accrued liabilities                 $    3,579,354
      Sales taxes payable                                              404,634
      Income taxes payable                                             301,601
      Current portion of capital lease obligations                     128,848
                                                               -----------------
               Total current liabilities                             4,414,437

CAPITAL LEASE OBLIGATIONS, net of current portion                      297,536
OTHER LIABILITIES                                                      106,001
                                                               -----------------
               Total liabilities                                     4,817,974
                                                               -----------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
      Preferred stock; $.01 par value; 2,000,000 shares
           authorized; none issued                                           -
      Common stock; $.01 par value; 18,000,000 shares
           authorized; 4,384,119 shares issued and
           outstanding                                                  43,841
      Paid-in capital                                               10,198,175
      Unearned compensation - restricted stock                          (4,125)
      Retained earnings                                              1,130,909
                                                               -----------------
               Total stockholders' equity                           11,368,800
                                                               -----------------

               Total liabilities and stockholders' equity       $   16,186,774
                                                               =================

The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Fiscal Year Ended
                                                December 30, 1995     December 28, 1996
                                               -----------------------------------------

 NET SALES                                          $ 12,815,883           $ 18,998,461

 COST OF SALES                                         6,659,753              9,847,463
                                               ------------------     ------------------

             Gross profit                              6,156,130              9,150,998
                                               ------------------     ------------------

 OPERATING EXPENSES:
       Store operating expenses                        2,431,166              3,681,528
       Occupancy expenses                              1,696,980              2,223,853
       Selling, general and administrative
         expenses                                      1,400,359              1,768,713
       Depreciation and amortization                     247,699                396,136
       Provision for store closing                        (3,562)                     -
                                               ------------------     ------------------

             Total operating expenses                  5,772,642              8,070,230
                                               ------------------     ------------------

 OPERATING INCOME                                        383,488              1,080,768
                                               ------------------     ------------------

 OTHER INCOME (EXPENSE):
       Interest expense                                 (124,235)              (129,500)
       Interest income                                   108,544                 84,960
       Other income                                       18,753                 15,301
                                               ------------------     ------------------

             Total other income
                  (expense), net                           3,062               (29,239)
                                               ------------------     ------------------

 INCOME BEFORE INCOME TAXES                              386,550              1,051,529

 PROVISION FOR INCOME TAXES
                                                               -                279,301
                                               ------------------     ------------------

 NET INCOME                                         $    386,550           $    772,228
                                               ==================     ==================

 NET INCOME PER SHARE                               $       0.12           $       0.20
                                               ==================     ==================

 WEIGHTED AVERAGE SHARES
         OUTSTANDING                                   3,145,000              3,883,796
                                               ==================     ==================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                    Unearned       Retained
                                                                                  Compensation     Earnings
                                                                                   -Restricted   (Accumulated
                                          Shares        Amount        Capital        Stock         Deficit)       Total
                                       ------------  ------------  -------------  ------------  ------------  -------------

 BALANCE, December 31, 1994              3,145,000     $  31,450    $ 4,446,947   $  (22,664)    $ (27,869)    $ 4,427,864

 Net income                                      -             -              -             -       386,550        386,550
 Amortization of unearned compensation
       -restricted stock                         -             -              -        16,999             -         16,999
                                       ------------  ------------  -------------  ------------  ------------  -------------

 BALANCE, December 30, 1995              3,145,000        31,450      4,446,947       (5,665)       358,681      4,831,413

 Net income                                      -             -              -             -       772,228        772,228
 Net proceeds from warrant exercise      1,226,169        12,262      5,567,725             -             -      5,579,987
 Exercise of stock options and
       related tax benefits                 11,950           119         59,111             -             -         59,230
 Adjustments associated with unearned
       compensation - restricted stock       1,000            10        124,392         1,540             -        125,942
                                       ------------  ------------  -------------  ------------  ------------  -------------

 BALANCE, December 28, 1996              4,384,119     $  43,841    $10,198,175    $  (4,125)   $ 1,130,909    $11,368,800
                                       ============  ============  =============  ============  ============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Fiscal Year Ended
                                                                December 30, 1995      December 28, 1996
                                                               ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Income                                                      $ 386,550             $  772,228
      Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
             Depreciation and amortization                              247,699                396,136
             Deferred income taxes                                      (44,534)              (150,193)
             Provision for store closing                                 (8,351)                     -
             Amortization of unearned compensation - restricted
               stock                                                     16,999                  7,040
             Loss on retirement of property and equipment                20,274                      -
             Changes in assets and liabilities:
                  Merchandise inventories                              (885,235)            (3,240,392)
                  Accounts receivable and other current assets         (127,318)              (900,995)
                  Other assets                                          (29,806)              (122,491)
                  Accounts payable and accrued liabilities              672,236              1,868,066
                  Sales taxes payable                                    54,415                167,841
                  Income taxes payable                                   44,534                257,067
                                                                    ------------           ------------
                  Net cash provided by (used in) operating
                    activities                                          347,463               (945,693)
                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of property and equipment                        7,000                      -
      Proceeds from sale of marketable securities                     1,948,860                      -
      Purchases of property and equipment                              (707,528)            (2,275,065)
                                                                    ------------           -------------

                  Net cash provided by (used in) investing
                  activities                                          1,248,332             (2,275,065)
                                                                    ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from stock options exercised                               -                 36,352
      Tax benefit of stock option exercises                                   -                141,780
      Net proceeds from warrant exercise                                      -              5,579,987
      Proceeds from notes payable                                        25,000                144,269
      Repayment of notes payable and capital leases                    (367,050)            (1,054,789)
                                                                    ------------           -------------

                  Net cash provided by (used in) financing
                  activities                                           (342,050)             4,847,599
                                                                    ------------           -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,253,745              1,626,841

CASH AND CASH EQUIVALENTS, beginning of year                          1,983,953              3,237,698
                                                                    ------------           -------------

CASH AND CASH EQUIVALENTS, end of year                               $3,237,698             $4,864,539
                                                                    ============           =============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

      Assets financed through capital lease obligations              $  302,179             $  155,000
      Interest paid                                                  $   93,885             $  187,444
      Income taxes paid                                              $        -             $   41,644


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Consolidation

The Great Train Store Company (the "Company") operates a chain of specialty retail stores known as The Great Train Stores, which sell train-themed merchandise including model trains, toys, books, video tapes, apparel, and related merchandise. As of December 28, 1996, the Company operated thirty stores in twenty-one states and the District of Columbia.

The Company's fiscal year is based on a 52/53 week retail calendar ending on the Saturday closest to December 31. The consolidated financial statements present the results of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of less than 90 days cash equivalents. The carrying value of these instruments approximates market value due to their short maturities.

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market.

Property and Equipment

Property and equipment are stated at cost. The costs of additions and improvements which substantially extend the useful life of an asset are capitalized. Repair and maintenance costs are charged to expense when incurred. When assets are sold or otherwise disposed of, the estimated costs and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in income or expense.

Depreciation of property and equipment, including assets held under capital leases, is provided using the straight-line method based on the estimated useful lives of the assets which generally range from three to five years. Leasehold improvements and fixtures are amortized over the shorter of the estimated useful life or the remaining lease term.

Effective  December  31,  1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement had no effect on the consolidated financial statements.

Pre-Opening Costs

Store pre-opening costs are charged to expense in the period in which incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursements, was approximately $53,000 and $50,000, respectively during the years ended December 30, 1995 and December 28, 1996.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Common share equivalents were computed using the treasury stock method in 1996 and the modified treasury stock method in 1995. Under the modified treasury stock method, all options and warrants are assumed to have been exercised and the aggregate proceeds are applied first to repurchase up to 20% of the Company's outstanding shares and second to reduce any borrowings and invest in short term securities. Application of the modified treasury stock method was antidilutive in 1995.

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Since the Company grants stock options with an exercise price equal to the current market price of the stock on the grant date, no compensation expense is recorded. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123 the Company may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected not to adopt the recognition provision of SFAS 123 and will continue to account for stock-based compensation under APB 25.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. While every effort has been made to ensure the integrity of these estimates, actual results could differ from those estimates.

Prior Year Reclassifications

Prior year balances include certain reclassifications to conform to the current year presentation.

2. WARRANT EXERCISE

On August 4, 1996, 1,226,169 (or 98.5%) of the Company's 1,245,000 outstanding warrants to purchase the Company's common stock at $5.00 per share were exercised. Net proceeds to the Company were approximately $5,580,000. The Company used approximately $709,000 of the net proceeds to repay the 8% promissory notes to management. In addition, the remaining net proceeds are being used to fund the costs of opening new stores and provide working capital for operations.

3. REVOLVING LINE OF CREDIT

In May 1996, the Company entered into a $3,000,000 revolving line of credit with Bank One, Texas which was subsequently increased to $8,000,000 in March, 1997. The line of credit has an initial contract period of two years and is secured by certain assets of the Company, including inventory. Outstanding borrowings bear interest at Bank One's base lending rate plus 1.0% and a commitment fee of 0.5% is charged on the unused portion. The revolving credit facility provides a source of additional liquidity to manage cash flow and provide capital for expansion. As of December 28, 1996, there was no amount outstanding on the revolving line of credit.

4. INCOME TAXES

Income tax expense consisted of the following:

                                       December 30, 1995     December 28, 1996
                                       -----------------     -----------------

 Federal income taxes - curre$t           $  44,534             $   389,494
 Federal income taxes - deferred            (44,534)               (150,193)
 State income taxes - current                     -                  40,000
                                           --------              ----------
                                          $       -             $   279,301
                                           ========              ==========

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 30, 1995 and December 28, 1996, respectively, as a result of the following:

                                                      1995              1996
                                                      ----              ----

   Computed "expected" tax expense                 $ 131,427        $ 357,520

   State income tax, net of federal tax benefit            -           26,400

   Change in the beginning-of-the-year balance of
   the valuation allowance for deferred tax assets
   allocated to income tax expense                   (44,534)        (107,507)

   Utilization of net operating loss carryforwards   (87,221)               -

   Other                                                 328            2,888
                                                   ---------          -------
                                                   $       -        $ 279,301
                                                   =========          =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 28, 1996 are presented below:

    Deferred tax assets:
           Deferred rent                                         $ 179,433
           Other                                                    44,883
                                                                  --------

           Total deferred tax assets                               224,316
           Valuation allowance                                           -
                                                                  --------
       Deferred tax assets                                         224,316

       Deferred tax liabilities - property and equipment           (29,589)
                                                                  --------

       Net deferred tax assets                                   $ 194,727
                                                                  ========
The Company did not record a valuation allowance for deferred tax assets at December 28, 1996. The net change in the total valuation allowance was a decrease of $107,507 for the year ended December 28, 1996 and a decrease of $131,755 for the year ended December 30, 1995. In assessing the realizibility of deferred tax assets, management considers the carryback potential, the scheduled reversal of deferred tax assets and liabilities, future taxable income and tax planning strategies. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences at December 28, 1996.

5. COMMITMENTS

Leases

The Company conducts its retail operations from leased locations with initial lease terms ranging from five to twelve years. Certain store leases provide for contingent rentals based on sales levels and require payment for all or part of the applicable real estate taxes, common area maintenance, and certain other allowable expenses. In addition to store lease space, the Company also leases its central offices under a five year operating lease.

The Company records base rental expense using the straight-line method over the life of the lease and, accordingly, has recorded a deferred liability of approximately $528,000 at December 28, 1996, representing the excess of straight-line rental expense over amounts paid.

Total rental expense under all noncancelable operating leases totaled approximately $1,132,000 and $1,448,000 for the years ended December 30, 1995 and December 28, 1996, respectively. Included in these amounts is contingent rent of approximately $240,000 and $224,000 for the years ended December 30, 1995 and December 28, 1996, respectively.

The Company has capital leases payable to a finance company which are secured by certain property and equipment. These leases are payable in monthly installments (together with interest) at rates ranging from 12.1% to 16.8%. During 1996, the Company entered into capital leases in the amount of $155,000. At December 28, 1996, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were approximately $716,000 and $279,000 respectively.

Scheduled future minimum lease payments under all lease commitments with initial or noncancelable terms in excess of one year are as follows:

                                          Operating                 Capital
                                          ---------                 -------

           1997                           $1,931,868               $ 181,350
           1998                            1,882,713                 122,312
           1999                            1,795,490                 122,312
           2000                            1,698,768                 100,430
           2001                            1,654,398                  22,453
           Thereafter                      6,960,564                       -
                                           ---------               ---------
              Total minimum payments     $15,923,801               $ 548,857
                                          ==========
              Less interest                                          122,473
              Less current portion                                   128,848
                                                                   ---------
              Capital lease obligations,
                net of current portion                             $ 297,536
                                                                   =========

6. STOCKHOLDERS' EQUITY:

The Company's authorized capital consists of 18,000,000 shares of common stock, $.01 par value, and 2,000,000 shares of preferred stock, $.01 par value. The Company's Board of Directors may establish one or more series of preferred stock with terms, rights and preferences (including voting, dividend, liquidation, conversion, and other rights) as it so determines. No preferred stock has been issued.

As of December 28, 1996, the underwriter in the Company's initial public offering has outstanding an option to purchase up to 120,000 shares of the Company's common stock at $7.25 per share. The underwriter's option expires on August 4, 1999.

In May 1994 the Company completed a private placement consisting of promissory notes and warrants to purchase up to 187,500 shares of common stock at $4.50 per share. The promissory notes were repaid with net proceeds from the Company's initial public offering and the warrants expire in May 1999.

The Company's 1994 Incentive Compensation Plan provides for the granting of restricted stock awards and incentive and nonqualified stock options. Options are granted at the current market price on the date of grant and typically terminate ten years from the date of grant. A portion of these options first become exerciseable on the second anniversary of the date of grant and vest ratably over a period of five years. Additionally, pursuant to the Company's 1994 Director Stock Option Plan, nonqualified stock options may be issued to non-employee directors. Director's options become exercisable on the first anniversary of the date of grant. The following summary sets forth the activity under the plans:

                                                               Incentive                        Director
                                                           Compensation Plan                 Stock Option Plan
                                                           -----------------                 -----------------

                                                                       Weighted                          Weighted
                                                                       Average                           Average
                                                       Options      Exercise Price      Options      Exercise Price
                                                       -------      --------------      -------      --------------

Outstanding at December 31, 1994                       120,900          $3.14            20,000          $3.38

Granted                                                 50,100          $5.65            10,000          $5.63

Forfeited                                              (16,300)         $3.89                 -              -
                                                       --------                          ------

Outstanding at December 30, 1995                       154,700          $3.87            30,000          $4.13

Granted                                                216,600          $5.84            10,000          $5.63

Exercised                                               (6,950)         $3.07            (5,000)         $3.00

Forfeited                                              (16,300)         $5.16                 -              -
                                                       -------                           ------
Outstanding at December 28, 1996                       348,050          $5.05            35,000          $4.72
                                                       =======                           ======
Exercisable at December 28, 1996                        19,000          $3.08            25,000          $4.35
                                                       =======                           ======
Reserved and available for grant at
December 28, 1996                                      105,000                           10,000
                                                       =======                           ======


At December 28, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.00 - $9.25 and 8.8 years for the Incentive Compensation Plan and $3.00 - $5.63 and 3.4 years for the Director Stock Option Plan, respectively.

The per share weighted-average fair value of stock options granted during fiscal 1995 and fiscal 1996 was $3.57 in both years for the Incentive Compensation Plan and $2.52 and $2.59 for the Director Stock Option Plan, respectively, on the date of grant using the Black Scholes option-pricing model. The following assumptions were used in the calculation:


                                              Incentive Compensation Plan            Director Stock Option Plan

                                                1995               1996                1995               1996
                                                ----               ----                ----               ----
    Expected dividend yield                        -                  -                   -                  -
    Risk-free interest rate                      6.2%               6.4%                6.1%               6.9%
    Expected life in years                        10                 10                   5                  5
    Expected volatility                           40%                40%                 40%                40%


The Company applies APB 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                    1995                     1996
                                    ----                     ----
Net income:    As reported        $386,550                 $772,228
               Pro forma          $367,469                 $687,928

Pro forma net income reflects only options granted in fiscal 1995 and fiscal 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years for the Incentive Compensation Plan and one year for the Director's Stock Option Plan; and compensation cost for options granted prior to January 1, 1995 is not considered.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE GREAT TRAIN STORE COMPANY

3/24/97                                /s/ Cheryl A. Taylor
---------                              -------------------------------
Date                                   Cheryl A. Taylor
                                       Vice President -
                                       Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

03/24/97                                /s/ James H. Levi
--------                                -------------------------------
Date                                    James H. Levi
                                        President, Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)

03/24/97                                 /s/ Cheryl A. Taylor
-------                                  -------------------------------
Date                                     Cheryl A. Taylor
                                         Vice President -
                                         Finance and Administration,
                                         (Principal Financial and Accounting
                                         Officer)

03/24/97                                 /s/ Joel S. Pollack
--------                                 -------------------------------
Date                                     Joel S. Pollack
                                         Director

03/24/97                                 /s/ John J. Schultz
--------                                 -------------------------------
Date                                     John J. Schultz
                                         Director

03/24/97                                 /s/ Charles M. Tureen
--------                                 -------------------------------
Date                                     Charles M. Tureen
                                         Director

03/24/97                                 /s/ Robert M. Warner
--------                                 -------------------------------
Date                                     Robert M. Warner
                                         Director

                                  EXHIBIT INDEX

Exhibit
Number             Description                                             Page
------             -----------                                             ----
 3.1*   Certificate of Incorporation of the Registrant....................
 3.2*   Bylaws of the Registrant..........................................
 4.1*   Form of Stock Certificate.........................................
 4.3*   Form of Bridge Warrants...........................................
 4.4*   Form of Underwriter's Option......................................
10.1*   The Great Train Store Company 1994 Incentive Compensation Plan....
10.2*   The Great Train Store Company 1994 Director Stock Option Plan.....
10.3*   Form of Restricted Stock Agreement with Stanley R. Herndon .......
10.4*   Form of Employment Agreement with James H. Levi...................
10.5*   The Great Train Store Partners, L.P. Agreement of Limited
        Partnership dated as of...........................................
        September 1, 1990 as amended......................................
10.7*   First Amendment to The Great Train Store Company 1994 Incentive
        Compensation Plan.................................................
10.8*   Second Amendment to The Great Train Store Company 1994 Incentive
        Compensation Plan.................................................
10.9*   First Amendment to The Great Train Store Company 1994 Director
        Stock Option Plan.................................................
10.10   Third Amendment to The Great Train Store Company 1994 Incentive
        Compensation Plan.................................................
10.11   Loan and Security Agreement dated June 7, 1996 with Bank One,
        Texas NA..........................................................
10.12   First Amendment to Loan and Security Agreement with Bank One,
        Texas NA..........................................................
11.1    Statement re: Computation of Per Share Earnings ..................
21.1*   Subsidiaries of the Registrant....................................
23.1    Independent Auditors' Consent.....................................


* Incorporated by reference to Registration Statement on Form SB-2 (commission file no.33-79554) first filed on June 1, 1994