Form 10QSB
period 1997-03-29
GREAT TRAIN STORE CO
filed 1997-05-13
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirteen week period ended March 29, 1997

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

                                    Yes X No


     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                               Number of Shares Outstanding
     Title of Class                                as of March 29, 1997
     --------------                                ---------------------

Common Stock $0.01 par value                             4,396,719

                          THE GREAT TRAIN STORE COMPANY


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                 March 29, 1997



                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                               Page

         Unaudited Consolidated Balance Sheet as of  March 29, 1997            3

         Unaudited Consolidated Statements of Operations for the thirteen
         weeks ended March 30, 1996 and March 29, 1997                         4

         Unaudited Consolidated Statements of Cash Flows for the thirteen
         weeks ended March 30, 1996 and March 29, 1997                         5

         Notes to Unaudited Consolidated Financial Statements                  6

ITEM 2.  Management's Discussion and Analysis                                  7

                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                     10


SIGNATURE PAGE                                                                11

EXHIBIT INDEX                                                                 12

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                 March 29, 1997
                                                                ----------------
CURRENT ASSETS:
      Cash and cash equivalents                                  $    1,938,431
      Merchandise inventories                                         6,154,837
      Accounts receivable and other current assets                      721,779
                                                               -----------------

               Total current assets                                   8,815,047

PROPERTY AND EQUIPMENT:
      Store construction and leasehold improvements                   3,752,813
      Furniture, fixtures, and equipment                              1,857,677
                                                               -----------------
                                                                      5,610,490
      Less accumulated depreciation and amortization                 (1,541,905)
                                                               -----------------

               Property and equipment, net                            4,068,585

DEFERRED TAXES                                                          217,280
OTHER ASSETS, net                                                       291,103
                                                               -----------------

               Total assets                                      $   13,392,015
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable  and accrued liabilities                  $    1,845,337
      Sales taxes payable                                               102,409
      Income taxes payable                                               40,321
      Current portion of capital lease obligations                      119,353
                                                               -----------------

               Total current liabilities                              2,107,420

CAPITAL LEASE OBLIGATIONS, net of current portion                       277,474
OTHER LIABILITIES                                                       111,994
                                                               -----------------

               Total liabilities                                      2,496,888
                                                               -----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
      Preferred stock; $.01 par value; 2,000,000 shares
           authorized; none issued                                            -
      Common stock; $.01 par value; 18,000,000 shares
          authorized; 4,396,719 shares issued and outstanding            43,967
      Paid-in capital                                                10,235,882
      Retained earnings                                                 618,887
      Unearned compensation - restricted stock                           (3,609)
                                                               -----------------

               Total stockholders' equity
                                                                     10,895,127
                                                               -----------------

               Total liabilities and stockholders' equity        $   13,392,015
                                                               =================

The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Thirteen Weeks Ended
                                                          March 30, 1996           March 29, 1997
                                                        -------------------       ---------------

NET SALES                                                   $  2,421,011            $  3,890,121


COST OF SALES                                                  1,284,884               2,063,709
                                                           --------------           ------------

              Gross profit                                     1,136,127               1,826,412
                                                           --------------           ------------

OPERATING EXPENSES:
       Store operating expenses                                  725,226              1,117,710
       Occupancy expenses                                        456,737                799,144
       Selling, general and administrative expenses              377,330                560,792
       Depreciation and amortization                              73,292                163,735
                                                           --------------           ------------

              Total operating expenses                         1,632,585              2,641,381
                                                           --------------           ------------

OPERATING LOSS                                                  (496,458)              (814,969)
                                                           --------------           ------------

OTHER INCOME (EXPENSE):
       Interest expense                                          (30,909)               (34,097)
       Interest income                                            17,442                 32,424
       Other income                                                2,429                  3,908
                                                           --------------           ------------

              Total other income (expense), net                  (11,038)                 2,235
                                                           --------------           ------------

LOSS BEFORE INCOME TAXES                                        (507,496)              (812,734)

INCOME TAX BENEFIT                                                     -               (300,712)
                                                           --------------           ------------

NET LOSS                                                   $    (507,496)           $  (512,022)
                                                           ==============           ============

NET LOSS PER SHARE                                         $       (0.16)           $     (0.12)
                                                           ==============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                            3,145,000              4,387,148
                                                           ==============           ============





     The accompanying notes are an integral part of these consolidated financial statements.



                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    For the Thirteen Weeks Ended
                                                                              March 30, 1996           March 29, 1997
                                                                            -------------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Loss                                                                 $ (507,496)             $   (512,022)
       Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                         73,292                   163,735
              Deferred income taxes                                                      -                   (22,553)
              Amortization of unearned compensation - restricted stock               4,249                       516
              Changes in assets and liabilities:
                    Merchandise inventories                                       (926,529)                  (31,485)
                    Accounts receivable and other current assets                    74,613                   401,855
                    Other assets                                                   (28,511)                  (86,353)
                    Accounts payable and accrued liabilities                      (153,373)               (1,734,017)
                    Sales taxes payable                                           (174,365)                 (302,225)
                    Income taxes payable                                                 -                  (261,280)
                                                                                -----------             ------------

                    Net cash used in operating activities                       (1,638,120)               (2,383,829)
                                                                                -----------             -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                                        (327,058)                 (556,548)
                                                                                -----------             -------------

                    Net cash used in investing activities                         (327,058)                 (556,548)
                                                                                -----------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from stock options exercised                                         -                    37,833
       Proceeds from notes payable                                                   6,731                         -
       Repayment of notes payable and capital leases                               (64,715)                  (23,564)
                                                                                -----------             -------------

                    Net cash provided by (used in) financing activities            (57,984)                   14,269
                                                                                -----------             -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       (2,023,162)               (2,926,108)

CASH AND CASH EQUIVALENTS, beginning of period                                   3,237,696                 4,864,539
                                                                                -----------             -------------

CASH AND CASH EQUIVALENTS, end of period                                        $1,214,534                 1,938,431
                                                                                ===========             =============

SUPPLEMENTAL CASH FLOW INFORMATION:


       Interest paid                                                            $   60,469              $     35,687
       Income taxes paid                                                        $   31,447                   261,280


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of March 29, 1997 and for the thirteen week periods ended March 29, 1997 and March 30, 1996 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales. Historically, the fourth quarter has accounted for a significantly disproportionate share of the Company's sales and earnings. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 28, 1996 included in the Company's 1996 Annual Report on Form 10-KSB as filed with the SEC.

In March 1997, the Company increased its revolving line of credit with Bank One, Texas to $8,000,000. The line of credit is secured by certain assets of the Company, including inventory. Outstanding borrowings bear interest at Bank One's base lending rate plus 1.0% and a commitment fee of 0.5% is charged on the unused portion. The revolving credit facility provides a source of additional liquidity to manage cash flow and provide capital for expansion. As of March 29, 1997, there was no amount outstanding on the revolving line of credit.

As of the date of this report, the Company has opened two new stores, one in Garden State Plaza in Paramus, New Jersey, in 1997 and a second in North Shore Mall in Peabody, Massachusetts. In addition, the Company has signed leases for an additional new store to open in 1997 in The Source located in Westbury New York on Long Island and with Providence Place in Providence, Rhode Island to open a store in 1998.

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

                                            For the Thirteen Weeks Ended
                                       March 30, 1996            March 29, 1997
                                       --------------            --------------

Net Sales                                  100.0%                   100.0%
Cost of Sales                               53.1                     53.0
                                           -----                    -----
Gross Profit                                46.9                     47.0

Store operating expenses                    29.9                     28.7
Occupancy expenses                          18.9                     20.5
Selling, general, & administrative
  expenses                                  15.6                     14.5
Depreciation and amortization                3.0                      4.2
                                           -----                    -----
   Operating loss                          (20.5)                   (20.9)
Interest expense                           ( 1.3)                   (  .9)
Interest income                               .7                       .8
Other income                                  .1                       .1
                                           -----                    -----
   Loss before incomee taxes               (21.0)                   (20.9)
Income tax benefit                             -                      7.7
                                           -----                    -----
   Net loss                                (21.0)%                  (13.2)%



Comparison of the Thirteen Week Period Ended March 30, 1996 to the Thirteen Week Period Ended March 29, 1997

Net sales increased approximately $1,469,000 or 60.7%, for the thirteen weeks ended March 29, 1997, compared with the corresponding period last year. Of this increase, approximately $1,432,000 was attributable to net sales generated by thirteen stores which were not open in the comparable period in 1996, and approximately $37,000 was attributable to a 1.6% increase in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire months being compared.

Gross profit increased approximately $690,000 or 60.8%, for the thirteen weeks ended March 29, 1997, compared with the corresponding period last year. As a percentage of net sales, gross profit increased to 47.0% for the thirteen weeks ended March 29, 1997, compared with 46.9% in the corresponding period last year. The increase in gross profit margin resulted from several factors, none of which individually had a material effect.

Store operating expenses increased approximately $392,000, or 54.1%, for the thirteen weeks ended March 29, 1997, compared with the corresponding period last year. Approximately $449,000 of the increase resulted from the operation of the thirteen stores which were not open in the comparable period in 1996. This increase was partially offset by a decrease in comparable store expenses of approximately $57,000. As a percentage of net sales, store operating expenses decreased to 28.7% for the thirteen weeks ended March 29, 1997, compared with 29.9% for the corresponding period last year.

Occupancy expenses increased approximately $342,000, or 75.0%, for the thirteen weeks ended March 29, 1997, compared with the corresponding period last year. Approximately $305,000 of the increase in occupancy expenses was attributable to the thirteen stores which were not open in the comparable period in 1996. Comparable store occupancy expenses increased approximately $7,000 and central office and redistribution center occupancy expenses increased approximately $30,000 as the Company leased additional central office space in order to support future growth and established a redistribution center to distribute certain product from vendors which cannot provide direct shipments to the stores. As a percentage of net sales, overall occupancy expenses increased to 20.5% for the thirteen weeks ended March 29, 1997, compared with 18.9% for the corresponding period last year. This percentage increase resulted from several factors including the leasing of additional central office space and the establishment of the redistribution center, both of which are expected to only happen infrequently. These changes account for .5% of the 1.6% increase as a percentage of net sales and the Company believes the current central office space is adequate for the foreseeable future. In addition, real estate costs in comparable stores increased at a slightly higher rate than sales for these stores. The Company has also been opening stores at an increasing rate. Accordingly, in the first quarter of 1997, there were more stores not yet open for a full year which may not have reached their full sales potential.

Selling, general and administrative expenses increased approximately $183,000, or 48.6%, for the thirteen weeks ended March 29, 1997, compared with the corresponding period last year. The increase is due to the overall growth of the Company including an approximate $47,000 in additional expenses related to salaries and related expenses for additional central office personnel in anticipation of future growth of the Company. The remainder of the increase is primarily due to administrative expenses which relate to the increased number of stores. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general, and administrative expenses decreased to 14.5% for the first quarter of 1997, from 15.6% for the same period in 1996. This percentage change resulted from the relatively fixed nature of selling, general and administrative expenses and the increase in net sales experienced by the Company in the period. The Company anticipates that, as additional stores are opened, selling, general and administrative expenses will continue to decrease as a percentage of sales.

Depreciation and amortization expense increased approximately $90,000, or 123.4%, for the thirteen weeks ended March 29, 1997, compared with the corresponding period last year. Approximately $71,000 of this increase was the result of depreciation of assets in new stores opened subsequent to the first fiscal quarter of 1996. The remaining increase is a result of an increased asset base in both existing stores and the central office, primarily related to management information system enhancements. As a percentage of net sales, depreciation and amortization increased as a percentage of net sales to 4.2% for the thirteen weeks ended March 29, 1997 from 3.0% for the same period in 1996. This increase was the result of several factors including the enhancements to the Company's management information system, primarily in the central office, as well as an increase in the amount of store construction costs paid by the Company net of tenant allowance.

Interest income increased approximately $15,000, or 85.9% for the thirteen weeks ended March 29, 1997, compared with the corresponding period last year, due to the investment of remaining proceeds from the warrant exercise.

The Company's pretax loss decreased from 21.0% of sales in the first fiscal quarter of 1996 to 20.9% for the first fiscal quarter of 1997. The Company recorded an income tax benefit of approximately $301,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $512,000 for the thirteen weeks ended March 29, 1997, compared with a net loss of approximately $507,000 for the corresponding period last year. As a percentage of net sales, net loss decreased to 13.2% for the first quarter of 1997, from 21.0% for the first quarter of 1996.

Liquidity and Capital Resources

For the thirteen weeks ended March 29, 1997, net cash used in operating activities was approximately $2,384,000 compared with approximately $1,638,000 for the corresponding period last year. The increase in net cash used in operating activities primarily resulted from the timing of payments and the increased activity due to the larger number of stores, a payment of approximately $261,000 in income taxes and seasonal net losses as adjusted for non-cash items.

In May 1996, the Company entered into a $3,000,000 revolving line of credit with Bank One, Texas, which was subsequently increased to $8,000,000 in March 1997. The line of credit will be used to provide a source of additional liquidity to manage cash flow and provide capital for expansion. As of March 29, 1997, there was no amount outstanding on the revolving line of credit.

As of the date of this report, the Company has opened two new stores, one in Garden State Plaza in Paramus, New Jersey, in 1997 and a second in North Shore Mall in Peabody, Massachusetts. In addition, the Company has signed leases for an additional new store to open in 1997 in The Source located in Westbury New York on Long Island and with Providence Place in Providence, Rhode Island to open a store in 1998.

The Company intends to finance anticipated capital expenditures, working capital needs and debt obligations for the foreseeable future, from the cash from the Company's operating activities, landlord allowances, the available increased line of credit, possible fixtures and equipment and inventory financing, trade credit and/or the public or private sale of debt or equity securities.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (A)   See Exhibit Index.

          (B) No current reports on Form 8-K have been filed during the thirteen week period ended March 29, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE GREAT TRAIN STORE COMPANY



5/13/97                             /s/ Cheryl A. Taylor
------------                        -------------------------------
Date                                Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                       Description                               Page
-----------                       -----------                               ----

    11          Statement Re: Computation of Per Share Earnings              13

    27.1        Financial Disclosure Schedule                                14

    99.1        Cautionary Statement Identifying Important Factors that
                Could Cause the Company's Actual Results to Differ from
                those Projected in Forward Looking Statements                15