Form 10QSB
period 1997-06-28
GREAT TRAIN STORE CO
filed 1997-08-12
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twenty-six week period ended June 28, 1997

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

                                                        Yes X No


         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                             Number of Shares Outstanding
Title of Class of Common Stock                   as of June 28, 1997
------------------------------                  --------------------

Common Stock $0.01 par value                         4,404,269

                          THE GREAT TRAIN STORE COMPANY


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                  June 28, 1997



                         PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements                                            Page
          --------------------                                            ----

          Unaudited Consolidated Balance Sheet as of June 28, 1997         3

          Unaudited Consolidated Statements of Operations for the
          thirteen weeks ended June 29, 1996 and June 28, 1997 and
          the twenty-six weeks ended June 29, 1996 and June 28, 1997       4

          Unaudited Consolidated Statements of Cash Flows for the
          twenty-six weeks ended June 29, 1996 and June 28, 1997           5

          Notes to Unaudited Consolidated Financial Statements             6

ITEM 2.   Management's Discussion and Analysis                             7
          ------------------------------------

                           PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                                12
          --------------------------------

SIGNATURE PAGE                                                            13

EXHIBIT INDEX                                                             14

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                                 June 28, 1997
                                                               -----------------
CURRENT ASSETS:

      Cash and cash equivalents                                 $    881,710
      Merchandise inventories                                      6,646,893
      Accounts receivable and other current assets                   883,283
                                                                ------------

                Total current assets                               8,411,886

PROPERTY AND EQUIPMENT:
      Store construction and leasehold improvements                3,865,796
      Furniture, fixtures, and equipment                           2,086,613
                                                                ------------
                                                                   5,952,409
      Less accumulated depreciation and amortization              (1,740,259)
                                                                ------------

                Property and equipment, net                        4,212,150

DEFERRED TAXES                                                       243,683
OTHER ASSETS, net                                                    394,362
                                                                ------------

                Total assets                                    $ 13,262,081
                                                                ============


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                  $  1,644,106
      Sales taxes payable                                            107,136
      Income taxes payable                                            29,495
      Current portion of capital lease obligations                   110,593
                                                                ------------

                Total current liabilities                          1,891,330

CAPITAL LEASE OBLIGATIONS, net of current portion                    256,495
OTHER LIABILITIES                                                    789,023
                                                                ------------

                Total liabilities                                  2,936,848
                                                                ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
      Preferred stock; $.01 par value; 2,000,000 shares
           authorized; none issued
      Common stock; $.01 par value; 18,000,000 shares
          authorized; 4,404,269 shares issued and outstanding         44,043
      Paid-in capital                                             10,261,711
      Retained earnings                                               19,479
                                                                ------------

                Total stockholders' equity                        10,325,233
                                                                ------------

                Total liabilities and stockholders' equity      $ 13,262,081
                                                                ============

The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Thirteen Weeks Ended          For the Twenty-Six Weeks Ended
                                                    June 29, 1996      June 28, 1997        June 29, 1996    June 28, 1997
                                                    -------------      -------------        -------------    -------------

NET SALES                                             $2,765,820        $4,015,005            $5,186,831       $7,905,126

COST OF SALES                                          1,453,387         2,106,807             2,738,271        4,170,516
                                                      ----------        ----------            ----------       ----------

         Gross profit                                  1,312,433         1,908,198             2,448,560        3,734,610
                                                      ----------        ----------            ----------       ----------

OPERATING EXPENSES:
     Store operating expenses                            683,168         1,117,471             1,408,394        2,190,791
     Occupancy expenses                                  489,006           830,377               945,743        1,629,521
     Selling, general and administrative expenses        437,086           691,065               814,415        1,296,247
     Depreciation and amortization                        89,321           197,742               162,613          361,477
                                                      ----------        ----------            ----------       ----------

         Total operating expenses                      1,698,581         2,836,655             3,331,165        5,478,036
                                                      ----------        ----------            ----------       ----------

OPERATING LOSS                                          (386,148)         (928,457)             (882,605)      (1,743,426)
                                                      ----------        ----------            ----------       -----------

OTHER INCOME (EXPENSE):
     Interest expense                                    (32,428)          (37,403)              (63,337)         (71,500)
     Interest income                                      12,203            11,922                29,645           44,346
     Other income (expense)                               (2,137)            2,496                   292            6,404
                                                      ----------        ----------            ----------       ----------

         Total other expense, net                        (22,362)          (22,985)              (33,400)         (20,750)
                                                      ----------        ----------            ----------       ----------

LOSS BEFORE INCOME TAXES                                (408,510)         (951,442)             (916,005)      (1,764,176)

INCOME TAX BENEFIT                                             -          (352,033)                    -         (652,745)
                                                      ----------        ----------            ----------       ----------

NET LOSS                                              $ (408,510)         (599,409)             (916,005)      (1,111,431)
                                                      ==========        ==========            ==========       ==========

NET LOSS PER SHARE                                    $    (0.13)            (0.14)                (0.29)           (0.25)
                                                      ==========        ==========            ==========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                    3,155,742         4,399,601             3,150,371        4,398,160
                                                      ==========        ==========            ==========       ==========


The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           For the Twenty-Six Weeks Ended
                                                                       June 29, 1996           June 28, 1997
                                                                      -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                                              $ (916,005)              $(1,111,431)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
         Depreciation and amortization                                     162,613                   361,477
         Deferred income taxes                                                   -                   (48,956)
         Amortization of unearned compensation - restricted stock            5,665                     4,125
         Changes in assets and liabilities:
              Merchandise inventories                                     (862,512)                 (523,541)
              Accounts receivable and other current assets                  62,864                   240,351
              Other assets                                                 (77,385)                 (188,999)
              Accounts payable and accrued liabilities                    (495,408)               (1,363,632)
              Sales taxes payable                                         (174,047)                 (297,498)
              Income taxes payable                                               -                  (272,106)
              Other liabilities                                             80,053                   122,006
                                                                        ----------               -----------

              Net cash used in operating activities                     (2,214,162)               (3,078,204)
                                                                        ----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                                     (595,836)                 (898,467)
                                                                        ----------               -----------
              Net cash used in investing activities                       (595,836)                 (898,467)
                                                                        ----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from stock options exercised                                212,500                    63,738
  Proceeds from notes payable                                              167,500                         -
  Repayment of notes payable and capital leases                           (166,141)                  (69,896)
                                                                        ----------               -----------

              Net cash provided by (used in) financing activities          213,859                    (6,158)
                                                                        ----------               -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (2,596,139)               (3,982,829)

CASH AND CASH EQUIVALENTS, beginning of year                             3,237,698                 4,864,539
                                                                        ----------               -----------

CASH AND CASH EQUIVALENTS, end of year                                  $  641,559               $   881,710
                                                                        ==========               ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

  Assets financed through capital lease obligations                     $  155,000               $         -
  Interest paid                                                         $   98,571               $    32,528
  Income taxes paid                                                     $   34,927               $   272,106


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of and for the thirteen and twenty-six week periods ended June 29, 1996 and June 28, 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

On March 26, 1997 the Company increased the $3,000,000 revolving line of credit to $8,000,000.

During 1997, the Company has opened three new stores, the most recent of which opened on August 5, in Milwaukee, Wisconsin. The two additional stores were opened in Paramus, New Jersey, on March 17, and Peabody, Massachusetts, on May
8. In addition, the Company has completed negotiations and signed leases to open seven additional new stores and four temporary holiday stores during the last half of 1997 and has agreed in principle to several additional The Great Train Store and holiday store locations. Leases for new The Great Train Stores have been signed in Westbury (Long Island), New York; Waterbury, Connecticut; West Nyack (Rockland County), New York; San Diego, California; Cincinnati, Ohio; Syracuse, New York; and Grapevine (Dallas), Texas. A 1998 opening in Providence, Rhode Island has also been announced. Leases for The Great Train Store Express, temporary holiday stores, have been signed in Dallas, Texas; Nashville, Tennessee; Tulsa, Oklahoma; and Olathe, Kansas. Additional new store announcements are expected soon.

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

                                                        For the Thirteen                  For the Twenty-six
                                                          Weeks Ended                        Weeks Ended
                                                  June 29, 1996    June 28, 1997      June 29, 1996     June 28, 1997
                                                  --------------   -------------      -------------     -------------

Net Sales                                            100.0%            100.0%            100.0%            100.0%
Cost of Sales                                         52.6              52.5              52.8              52.8
                                                  --------          --------          --------           -------

  Gross Profit                                        47.4              47.5              47.2              47.2
Stores operating expenses                             24.7              27.8              27.2              27.7
Occupancy expenses                                    17.7              20.7              18.2              20.6
Selling, general and administrative                   15.8              17.2              15.7              16.4
expenses
Depreciation and amortization                          3.2               4.9               3.1               4.6
                                                  --------          --------          --------           -------

  Operating loss                                     (14.0)            (23.1)            (17.0)            (22.1)
Interest expense                                      (1.2)             (0.9)             (1.2)             (0.9)
Interest income                                        0.4               0.3               0.5               0.6
Other income (expense)                                   -               0.1                 -               0.1
                                                  --------          --------          --------           -------

  Loss before income taxes                           (14.8)%           (23.6)%           (17.7)%           (22.3)%
Income tax benefit                                       -               8.8                 -               8.3
                                                  --------          --------          --------           -------
  Net loss                                           (14.8)%           (14.8)%           (17.7)%           (14.0)%
                                                  --------          --------          --------           -------


Comparison of the Thirteen Week Period Ended June 29, 1996 to the Thirteen Week Period Ended June 28, 1997

Net sales increased approximately $1,249,000 or 45.2%, for the thirteen weeks ended June 28, 1997, compared with the corresponding period last year. Of this increase, approximately $1,432,000 was attributable to net sales generated by stores which were not open for both periods compared. This increase was partially offset by a decrease in comparable store sales of approximately $183,000 or 6.9%. This decrease was primarily due to unusually poor mall traffic in a number of locations which resulted in weak April and June sales performance in the stores included in this calculation. Comparable store sales are calculated based on the stores opened during both of the entire months being compared.

Gross profit increased approximately $596,000, or 45.4%, for the thirteen weeks ended June 28, 1997, compared with the corresponding period last year. As a percentage of net sales, gross profit increased slightly to 47.5% for the thirteen weeks ended June 28, 1997 compared with 47.4% for the corresponding period last year.

Store operating expenses increased approximately $434,000, or 63.6%, for the thirteen weeks ended June 28, 1997, compared with the corresponding period last year. The increase was primarily due to approximately $444,000 of store operating expense for the stores which were not open in both periods compared and a decrease of approximately $10,000 in comparable store expenses. As a percentage of net sales, store operating expenses increased to 27.8% for the thirteen weeks ended June 28, 1997, compared with 24.7% for the corresponding period last year. This increase as a percentage of net sales was primarily due to pre-opening expenses, which the company expenses as incurred, related to an increased number of new stores and lower than anticipated sales.

Occupancy expenses increased approximately $341,000, or 69.8%, for the thirteen weeks ended June 28, 1997, compared with the corresponding period last year. Approximately $320,000 of the increase in occupancy expenses was attributable to the stores which were not open for both periods compared. In addition, approximately $38,000 of the increase was related to the Company leasing substantial additional central office space in order to support future growth and leasing additional space, adjacent to an existing store, for the purpose of distributing a small portion of its merchandise which could not economically or otherwise be shipped directly to the stores. This was partially offset by a decrease of $17,000 in comparable store occupancy expenses. As a percentage of net sales, overall occupancy expenses increased to 20.7% for the thirteen weeks ended June 28, 1997, compared with 17.7% for the corresponding period last year.

Selling, general and administrative expenses increased approximately $254,000, or 58.1%, for the thirteen weeks ended June 28, 1997, compared with the corresponding period last year. The increase in selling, general and administrative expenses was primarily due to approximately $107,000 of additional expenses for salaries and related expenses for additional central office personnel in anticipation of future growth of the Company. A significant portion of such increase related to the Company's promotion of certain of its Store Managers to Regional Sales Managers. These positions were created to supervise the operation of the Company's existing stores and assist in the opening of new stores as part of the Company's increasing expansion program. In addition, the Company initiated aggressive marketing programs in several locations to enhance visibility to its customer base. This program included the existing train hobby store location which the Company acquired in November, 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general and administrative expenses increased to 17.2% for the second quarter of 1997, from 15.8% for the same period in 1996. The Company anticipates that, as additional stores are opened, selling, general and administrative expenses will increase at a slower rate than the rate of sales growth.

Depreciation and amortization expense increased approximately $108,000, or 121.4%, for the thirteen weeks ended June 28, 1997, compared with the corresponding period last year. Approximately $80,000 of this increase was the result of depreciation of assets in stores which were not open for both periods compared. In addition, the comparable stores had an increase of approximately $15,000 and the central office had an increase of approximately $13,000, both related to the expanded asset base, primarily related to the upgrading of and additions to the Company's management information systems and to the central office expansion which occurred in January 1997. As a percentage of net sales, depreciation and amortization expense increased to 4.9% for the thirteen weeks ended June 28, 1997, from 3.2% for the corresponding period in 1996. This increase was the result of several factors including the enhancements to the Company's management information system, primarily in the central office, as well as an increase in the amount of store construction costs paid by the Company, net of tenant allowance. During 1996, the Company received a higher proportion of tenant allowance in the form of free rent as opposed to cash received at the time of construction.

The Company's pretax loss increased to 23.6% of sales for the thirteen weeks ended June 28, 1997 from 14.8% of sales for the corresponding period last year. The Company recorded an income tax benefit of approximately $352,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $599,000 for the thirteen weeks ended June 28, 1997, compared with a net loss of approximately $409,000 for the corresponding period last year. The Company anticipates that it will continue to incur seasonal net losses during the third quarter of the year. As the Company's stores typically lose money in the first part of the year, the losses in the first half of the year most likely will increase as more stores are opened. As a percentage of net sales, net loss remained constant at 14.8% for both the second quarter of 1997 and the corresponding period last year.

Comparison of the Twenty-six Week Period Ended June 29, 1996 to the Twenty-six Week Period Ended June 28, 1997

Net sales increased approximately $2,718,000, or 52.4%, for the twenty-six weeks ended June 28, 1997 compared with the corresponding period last year. Of this increase, approximately $2,865,00 was attributable to net sales generated by stores which were not open for both periods compared. This increase was partially offset by a decrease of approximately $147,000 or 3.0% in comparable store sales. The decrease in comparative store sales was primarily due to unusually poor mall traffic in a number of locations which resulted in weak April and June sales performance in the stores included in this calculation. This weak period of performance reduced the first quarter's 1.6% increase in comparable store performance. Comparable store sales are calculated based on the stores opened during both of the entire months being compared.

Gross profit increased approximately $1,286,000, or 52.5%, for the twenty-six weeks ended June 28, 1997, compared with the corresponding period last year. As a percentage of net sales, gross profit remained constant at 47.2% for the twenty-six weeks ended June 28, 1997 compared with the corresponding period last year.

Store operating expenses increased approximately $782,000, or 55.6%, for the twenty-six weeks ended June 28, 1997, compared with the corresponding period last year. Approximately $875,000 of the increase resulted from the operation of the stores which were not open for both periods compared. This increase was partially offset by a decrease in comparable store operating expenses of approximately $93,000. As a percentage of net sales, store operating expenses increased to 27.7% for the twenty-six weeks ended June 28, 1997, compared with 27.2% for the corresponding period last year. As store operating expenses for the comparable stores remained relatively constant as a percentage of net sales, the increase as a percentage of net sales is primarily related to new stores. This increase was primarily due to pre-opening expenses, which the Company expenses as incurred, related to an increased number of new stores and lower than anticipated sales. The Company anticipates that as the year continues, the store operating expenses of the new stores will be closer to the results of the comparable stores as a percentage of net sales.

Occupancy expenses increased approximately $684,000, or 72.3%, for the twenty-six weeks ended June 28, 1997, compared with the corresponding period last year. Approximately $618,000 of the increase in occupancy expenses was attributable to the stores which were not open for both periods compared, and approximately $18,000 related to comparable stores. In addition, approximately $48,000 related to substantial additional central office space which was leased during January, 1997 in order to support future growth and leasing additional space, adjacent to an existing store, for the purpose of distributing a small portion of its merchandise which could not economically or otherwise be shipped directly to the stores. As a percentage of net sales, overall occupancy expenses increased to 20.6% for the twenty-six weeks ended June 28, 1997, from 18.2% for the corresponding period last year. This percentage increase resulted from several factors including the leasing of substantial additional central office space and space established for the distribution of certain product, both of which are expected to only happen infrequently. These charges account for .6% of the 2.4% increase as a percentage of net sales and the Company believes the current central office space is adequate for the foreseeable future. In addition, real estate costs in comparable stores increased at a slightly higher rate than sales for these stores.

Selling, general and administrative expenses increased approximately $482,000 or 59.2%, for the twenty-six weeks ended June 28, 1997, compared with the
corresponding   period  last  year.   The  increase  in  selling,   general  and
administrative expenses was primarily due to approximately $230,000 of additional expenses for salaries and related expenses for additional central office personnel in anticipation of future growth of the Company. A significant portion of such increase related to the Company's promotion of certain of its Store Managers to Regional Sales Managers. These positions were created to supervise the operation of the Company's existing stores and assist in the opening of new stores as part of the Company's increasing expansion program. In addition, the Company initiated aggressive marketing programs in several locations to enhance visibility to its customer base. This program included the existing train hobby store location which the Company acquired in November, 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general and administrative expenses increased to 16.4% for the twenty-six weeks ended June 28, 1997, from 15.7% for the corresponding period last year. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will decrease as a percentage of net sales.

Depreciation and amortization expense increased approximately $199,000, or 122.3%, for the twenty-six weeks ended June 28, 1997, compared with the corresponding period last year. Approximately $146,000 of this increase was the result of depreciation of assets in stores not open for both periods compared. In addition, the comparable stores had an increase of approximately $29,000 and the central office had an increase of approximately $24,000, both related to the expanded asset base, primarily related to the upgrading of and additions to the Company's management information systems and to the central office expansion which occurred in January 1997. As a percentage of net sales, depreciation and amortization expense increased to 4.6% for the twenty-six weeks ended June 28, 1997, from 3.1% for the corresponding period last year. This increase was the result of several factors including the enhancements to the Company's management information systems, primarily in the central office, the central office expansion, as well as an increase in the amount of store construction costs paid by the Company due to increased special features and reduced cash tenant allowance as a percentage of overall costs. During 1996, the Company received a higher proportion of tenant allowance in the form of free rent as opposed to cash received at the time of construction.

Interest expense increased approximately $8,000, or 12.9%, for the twenty-six weeks ended June 28, 1997, compared with the corresponding period last year. The increase was primarily the result of expense related to the line of credit which was established in May of 1996. This increase was partially offset by a decrease in the average outstanding principal balance of other notes.

Interest income increased approximately $15,000, or 49.6% for the twenty-six weeks ended June 28, 1997, compared with the corresponding period last year. The increase was due to interest earned on the increased cash balance which was primarily a result of interest earned during the early part of 1997 on the remaining net proceeds of the warrant exercise in August, 1996.

The Company's pretax loss increased to 22.3% of sales for the twenty-six weeks ended June 28, 1997 from 17.7% of sales for the corresponding period last year. The Company recorded an income tax benefit of approximately $653,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $1,111,000 for the twenty-six weeks ended June 28, 1997, compared with a net loss of approximately $916,000 for the corresponding period last year. The Company anticipates that it will continue to incur seasonal net losses during the third quarter of the year. As the Company's stores typically lose money in the first part of the year, the losses in the first half of the year most likely will increase as more stores are opened. As a percentage of net sales, net loss decreased to 14.0% for the first half of 1997, from 17.7% for the first half of 1996.

Liquidity and Capital Resources

The Company's primary uses of cash have been for new store openings, capital expenditures and funding operating losses.

For the twenty-six weeks ended June 28, 1997, net cash used in operating activities was approximately $3,078,000 compared to approximately $2,214,000 for the corresponding period last year. The increase in net cash used in operating activities primarily resulted from the timing of payments and the increased activity due to the larger number of stores, a payment of approximately $272,000 in income taxes, and seasonal net losses as adjusted for non-cash items.

During 1997, the Company has opened three new stores, the most recent of which opened on August 5, in Milwaukee, Wisconsin. The two additional stores were opened in Paramus, New Jersey, on March 17, and Peabody, Massachusetts, on May
8. In addition, the Company has completed negotiations and signed leases to open seven additional new stores and four temporary holiday stores during the last half of 1997 and has agreed in principle to several additional The Great Train Store and holiday store locations. Leases for new The Great Train Stores have been signed in Westbury (Long Island), New York; Waterbury, Connecticut; West Nyack (Rockland County), New York; San Diego, California; Cincinnati, Ohio; Syracuse, New York; and Grapevine (Dallas), Texas. A 1998 opening in Providence, Rhode Island has also been announced. Leases for The Great Train Store Express, temporary holiday stores, have been signed in Dallas, Texas; Nashville, Tennessee; Tulsa, Oklahoma; and Olathe, Kansas.

The Company intends to finance anticipated capital expenditures, working capital needs and debt obligations for the foreseeable future from cash from the Company's operating activities, landlord allowances, the available line of credit, possible fixtures and equipment or inventory financing, trade credit and/or the public or private sale of debt or equity securities. As of June 28, 1997, there was no amount outstanding on the $8,000,000 revolving line of credit.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (A)      See Exhibit Index.

          (B) No current reports on Form 8-K have been filed during the twenty-six week period ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE GREAT TRAIN STORE COMPANY



August 12, 1997                     /s/ Cheryl A. Taylor
---------------                     --------------------------------------------
Date                                Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                        Description                            Page

      11          Statement Re: Computation of Per Share Earnings          15