Form 10QSB
period 1997-09-27
GREAT TRAIN STORE CO
filed 1997-11-12
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirty-nine week period ended September 27, 1997.

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

                                    Yes X No


         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                           Number of Shares Outstanding
      Title of Class                        as of September 27, 1997
      --------------                       -------------------------

Common Stock $0.01 par value                       4,405,269

                          THE GREAT TRAIN STORE COMPANY

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                               September 27, 1997



                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                               Page
Unaudited Consolidated Balance Sheet as of  September 27, 1997               3

Unaudited Consolidated Statements of Operations for the thirteen
and thirty-nine weeks ended September 28, 1996 and September 27, 1997        4

Unaudited Consolidated Statements of Cash Flows for the thirty-nine
weeks ended September 28, 1996 and September 27, 1997                        5

Notes to Unaudited Consolidated Financial Statements                         6

ITEM 2.  Management's Discussion and Analysis                                7

                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                   12


SIGNATURE PAGE                                                              13

EXHIBIT INDEX                                                               14

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                      September 27, 1997
                                                      ------------------
CURRENT ASSETS:
      Cash and cash equivalents                          $    455,941
      Merchandise inventories                               7,669,111
      Accounts receivable and other
      current assets                                        1,112,035
                                                       ---------------
                Total current assets                        9,237,087

PROPERTY AND EQUIPMENT:
      Store construction and leasehold improvements         4,006,914
      Furniture, fixtures, and equipment                    2,412,977
                                                       ---------------
                                                            6,419,891
      Less - Accumulated depreciation and
      amortization                                        (1,914,829)
                                                       ---------------
                Property and equipment, net                 4,505,062

DEFERRED TAXES                                                254,658
OTHER ASSETS, net                                             504,692
                                                       ---------------
                Total assets                              $14,501,499
                                                       ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities           $ 2,558,148
      Borrowings under line of credit                        551,000
      Sales taxes payable                                    136,441
      Current portion of capital lease obligations           103,600
                                                       --------------
                Total current liabilities                  3,349,189

CAPITAL LEASE OBLIGATIONS, net of current portion            233,748
OTHER LIABILITIES                                            836,838
                                                       --------------
                Total liabilities                          4,419,775
                                                       --------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
      Preferred stock; $.01 par value; 2,000,000
      shares authorized; none issued and
      outstanding                                                  -
      Common stock; $.01 par value; 18,000,000
      shares authorized; 4,405,269 shares issued
      and outstanding                                         44,053
      Paid-in capital                                     10,267,361
      Accumulated deficit                                   (229,690)
                                                       --------------
        Total stockholders' equity                        10,081,724
                                                       --------------
        Total liabilities and stockholders' equity      $ 14,501,499
                                                       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             For the Thirteen Weeks Ended           For the Thirty-Nine Weeks Ended
                                           Sept 28, 1996      Sept 27, 1997      Sept 28, 1996        Sept 27, 1997
                                          ----------------    --------------    ----------------    -------------------

NET SALES                                     $ 3,596,861       $ 5,010,210         $ 8,783,692          $  12,915,336

COST OF SALES                                   1,882,389         2,622,657           4,620,660              6,793,173
                                          ----------------    --------------    ----------------    -------------------
             Gross profit                       1,714,472         2,387,553           4,163,032              6,122,163
                                          ----------------    --------------    ----------------    -------------------
OPERATING EXPENSES:
       Store operating expenses                   904,333         1,266,977           2,312,727              3,457,768
       Occupancy expenses                         570,315           902,857           1,516,058              2,532,378
       Selling, general and
             administrative expenses              450,688           631,957           1,265,103              1,928,204
       Depreciation and amortization               88,403           179,330             251,016                540,806
                                          ----------------    --------------    ----------------    -------------------
             Total operating expenses           2,013,739         2,981,121           5,344,904              8,459,156

OPERATING LOSS                                   (299,267)         (593,568)         (1,181,872)            (2,336,993)
                                          ----------------    --------------    ----------------    -------------------
OTHER INCOME (EXPENSE):
       Interest expense                           (38,942)          (62,674)           (102,279)              (134,174)
       Interest income                             27,149             8,569              56,794                 52,915
       Other income                                 7,099           252,168               7,391                258,572
                                          ----------------    --------------    ----------------    -------------------

             Total other income
                  (expense), net                   (4,694)          198,063             (38,094)               177,313
                                          ----------------    --------------    ----------------    -------------------
LOSS BEFORE INCOME TAXES                         (303,961)         (395,505)         (1,219,966)            (2,159,680)
INCOME TAX BENEFIT                                      -          (146,336)                  -               (799,081)
NET LOSS                                   $     (303,961)     $   (249,169)       $ (1,219,966)          $ (1,360,599)
                                          ================    ==============    ================    ===================
NET LOSS PER SHARE                         $        (0.08)     $      (0.06)       $      (0.36)          $      (0.31)
                                          ================    ==============    ================    ===================
WEIGHTED AVERAGE SHARES OUTSTANDING             3,952,634         4,404,953           3,430,024              4,397,234
                                          ================    ==============    ================    ===================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          For the Thiry-Nine Weeks Ended
                                                                               September 28, 1996               September 27, 1997
                                                                               ------------------               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                                                 $    (1,219,966)                $    (1,360,599)
       Adjustments to reconcile net loss to net
        cash used in operating activities:
              Depreciation and amortization                                             251,016                         540,806
              Amortization of unearned compensation restricted stock                      6,524                           4,125
              Deferred taxes                                                                  -                        (799,081)
              Changes in assets and liabilities:
                    Merchandise inventories                                          (2,450,623)                     (1,545,759)
                    Accounts receivable and other current assets                        165,089                         750,749
                    Other assets                                                        (78,135)                       (304,089)
                    Accounts payable and accrued liabilities                          1,139,744                        (581,369)
                    Sales taxes payable                                                (148,480)                       (268,193)
                                                                            --------------------             -------------------

                    Net cash used in operating activities                            (2,334,831)                     (3,563,410)
                                                                            --------------------             -------------------

CASH FLOW FROM INVESTING ACTIVITIES:

       Purchase of property and equipment                                            (1,241,257)                    (1,365,949)
                                                                            --------------------             ------------------
                    Net cash used in investing activities                            (1,241,257)                    (1,365,949)
                                                                            --------------------             ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from stock issuance                                               5,582,264                         69,398
       Borrowing under line of credit                                                         -                        551,000
       Repayment of notes payable and capital leases                                   (958,621)                       (99,637)
                                                                            --------------------             ------------------
                    Net cash provided by financing activities                         4,623,643                        520,761
                                                                            --------------------             ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,047,555                     (4,408,598)

CASH AND CASH EQUIVALENTS, beginning of period                                        3,237,698                      4,864,539
                                                                            --------------------             -----------------
CASH AND CASH EQUIVALENTS, end of period                                     $        4,285,253               $        455,941
                                                                            ===================              =================
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets financed through capital lease obligations                            $         155,000               $              -
Interest paid                                                                $         147,158               $         69,299


The accompanying notes are an integral part of these consolidated statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of and for the thirteen and thirty-nine week periods ended September 28, 1996 and September 27, 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

During October of 1997, the Company accepted letters of commitment to replace the Company's existing revolving credit facility with a term loan and expanded revolving credit facility. Funding of such new credit arrangements are subject to, among other things, negotiation of definitive credit agreements. There can be no assurance that credit agreements containing terms acceptable to the Company will be negotiated and, accordingly, there can be no assurance that such credit will be available to the Company.

During 1997, the Company has opened nine new stores, the most recent of which opened on November 4, in San Diego, California. Other stores opened in 1997 include Paramus, New Jersey; Peabody, Massachusetts; Westbury, Long Island, New York; Milwaukee, Wisconsin; Waterbury, Connecticut; Grapevine, Texas; Syracuse, New York; and Cincinnati, Ohio; along with five The Great Train Store Express, temporary holiday stores located in Dallas, Texas; Olathe, Kansas; Nashville, Tennesse; Tulsa, Oklahoma; and Columbia, Maryland. Leases for new The Great Train Stores to be opened in 1997 have been signed in Aventura (Miami), Florida; Youngstown, Ohio; and Pittsburgh, Pennsylvania. In addition, the Company will reopen a store in Indianapolis with the anticipated November 1997 opening in Circle Center to replace its store in Indianapolis Union Station which closed on July 20, 1997 after the City announced the Station's closing. A 1998 opening in West Nyack (Rockland County), New York has also been announced as well as a 1999 opening in Providence, Rhode Island.

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

                                                             For the Thirteen                       For the Thirty-nine
                                                                Weeks Ended                             Weeks Ended
                                                     Sept. 28, 1996     Sept. 27, 1997      Sept. 28, 1996       Sept. 27, 1997
                                                     --------------     --------------      --------------       --------------
Net Sales                                                100.0%             100.0%              100.0%               100.0%
Cost of Sales                                             52.3               52.3                52.6                 52.6
                                                         -----              -----               -----                -----
     Gross profit                                         47.7               47.7                47.4                 47.4
Store operating expenses                                  25.1               25.3                26.3                 26.8
Occupancy expenses                                        15.9               18.0                17.3                 19.6
Selling, general and administrative                       12.5               12.6                14.4                 14.9
     expenses
Depreciation and amortization                              2.5                3.6                 2.9                  4.2
                                                         -----              -----               -----                -----
     Operating loss                                       (8.3)             (11.8)              (13.5)               (18.1)
Interest expense                                          (1.1)              (1.3)               (1.2)                (1.0)
Interest income                                             .8                 .2                  .7                   .4
Other income                                                .2                5.0                  .1                  2.0
                                                         -----              -----               -----                -----
     Loss before income taxes                             (8.4)%             (7.9)%             (13.9)%              (16.7)%
Income tax benefit                                           -                2.9                   -                  6.2
                                                         -----              -----               -----                -----
     Net loss                                             (8.4)%             (5.0)%             (13.9)%              (10.5)%
                                                         -----              -----               -----                -----

Comparison of Thirteen Week Period Ended September 28, 1996 to the Thirteen Week Period Ended September 27, 1997

Net sales increased approximately $1,413,000 or 39.3%, for the thirteen weeks ended September 27, 1997, compared with the corresponding period last year. Of this increase, approximately $205,000 was attributable to net sales generated by stores opened subsequent to the third quarter of 1996 and approximately $1,433,000 of the increase was attributable to net sales generated during the first part of 1997 by the stores opened during the third quarter of 1996. These increases were partially offset by a decrease of approximately $103,000 attributable to the Indianapolis location which was closed on July 20, 1997 and approximately $122,000 was attributable to a 3.8 % decrease in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire months being compared.

Gross profit increased approximately $673,000 or 39.3%, for the thirteen weeks ended September 27, 1997, compared with the corresponding period last year. As a percentage of net sales, gross profit remained constant at 47.7% for the thirteen weeks ended September 27, 1997, compared with the corresponding period last year.

Store operating expenses increased approximately $363,000 or 40.1%, for the thirteen weeks ended September 27, 1997, compared with the corresponding period last year. Approximately $374,000 of the increase resulted from the operation of the stores which were not open in the comparable period in 1996, $102,000 of which related to pre-opening expenses incurred in the setup and opening of these stores. This increase was partially offset by a decrease in comparable store expenses of approximately $11,000. As a percentage of net sales, store operating expenses increased to 25.3% for the thirteen weeks ended September 27, 1997, compared with 25.1% for the corresponding period last year. The increase as a percentage of net sales is primarily related to new stores. This increase as a percentage of net sales was primarily related to lower than anticipated sales.

Occupancy expenses increased approximately $333,000, or 58.3%, for the thirteen weeks ended September 27, 1997, compared with the corresponding period last year. Approximately $297,000 of the increase in occupancy expenses was attributable to the stores which were not open in the comparable period in 1996 and approximately $16,000 was due to an increase in comparable store occupancy expenses. In addition, approximately $20,000 of the increase was related to the company leasing substantial additional central office space in order to support future growth and leasing additional space, adjacent to an existing store, for the purpose of redistributing a small portion of merchandise which could not economically or otherwise be shipped directly to the stores. As a percentage of net sales, overall occupancy expenses increased to 18.0% for the thirteen weeks ended September 27, 1997, compared with 15.9% for the corresponding period last year.

Selling, general and administrative expenses increased approximately $181,000, or 40.2%, for the thirteen weeks ended September 27, 1997, compared with the corresponding period last year. The increase in selling, general and administrative expenses was primarily due to approximately $136,000 of additional expenses related to salaries and related expenses for additional central office personnel in anticipation of future growth of the Company. A significant portion of such increase related to the Company's promotion of certain of its Store Managers to Regional Sales Managers. These new positions are a new level of management created to supervise the operation of the Company's rapidly growing number of existing stores and assist in the opening of new stores as part of the Company's increasing expansion program. In addition, the Company expended more significant funds than in prior years in aggressive marketing programs in several locations in an effort to enhance sales. This program included the existing train hobby store location which the Company acquired in November, 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general and administrative expenses increased to 12.6% for the third quarter of 1997, from 12.5% for the same period in 1996. The Company anticipates that, as additional stores are opened, selling, general and administrative expenses will increase at a slower rate than the rate of sales growth.

Depreciation and amortization expense increased approximately $91,000, or 102.9%, for the thirteen weeks ended September 27, 1997, compared with the corresponding period last year. Approximately $56,000 of this increase was the result of depreciation of assets in stores which were not open in the comparable period of 1996. In addition, the comparable stores had an increase of approximately $19,000 and the central office had an increase of approximately $16,000, both related to the expanded asset base, primarily related to the upgrading of and additions to the Company's management information systems and to the central office expansion which occurred in January 1997. As a percentage of net sales, depreciation and amortization expense increased to 3.6% for the thirteen weeks ended September 27, 1997, compared with 2.5% for the corresponding period last year. This increase was the result of several factors including enhancements to the Company's management information systems, primarily in the central office, as well as the Company having received a higher proportion of tenant allowance in the form of abated rent rather than cash received at the time of construction in 1997, which resulted in an increase in the proportion of store construction costs paid by the Company, net of cash tenant allowance.

Other income increased approximately $245,000 for the thirteen weeks ended September 27, 1997 compared with the corresponding period last year. This increase was primarily due to a $250,000 settlement the Company received from the City of Indianapolis in connection with the closing of Union Station during the term of the lease.

The Company's pretax loss decreased to 7.9% of sales for the thirteen weeks ended September 27, 1997 from 8.4% of sales for the corresponding period last year. The Company recorded an income tax benefit of approximately $146,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $249,000 for the thirteen weeks ended September 27, 1997, compared with a net loss of approximately $304,000 for the corresponding period last year. As a percentage of net sales, net loss decreased to 5.0% for the third quarter of 1997, from 8.4% for the third quarter of 1996.

Comparison  of  Thirty-Nine   Week  Period  Ended  September  28,  1996  to  the
Thirty-Nine Week Period Ended September 27, 1997

Net sales increased approximately $4,131,000, or 47.0%, for the thirty-nine weeks ended September 27, 1997 compared with the corresponding period last year. Of this increase, approximately $3,328,000 was attributable to net sales generated by stores opened subsequent to the third quarter of 1996 and approximately $1,260,000 of this increase was attributable to net sales generated during the first part of 1997 by stores opened during the first nine months of 1996. These increases were partially offset by a decrease of approximately $199,000 attributable to the Indianapolis location which closed on July 20, 1997 and approximately $258,000 attributable to a 3.2% decrease in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire months being compared.

Gross profit increased approximately $1,959,000 or 47.1%, for the thirty-nine weeks ended September 27, 1997, compared with the corresponding period last year. As a percentage of net sales, gross profit remained constant at 47.4% for the thirty-nine weeks ended September 27, 1997, compared with the corresponding period last year.

Store operating expenses increased approximately $1,145,000 or 49.5%, for the thirty-nine weeks ended September 27, 1997, compared with the corresponding period last year. Approximately $1,280,000 of the increase resulted from the stores not opened in the comparable period in 1996, $136,000 of which related to expenses incurred in the setup and opening of these stores. This increase was partially offset by an approximate decrease of $135,000 in comparable store operating expenses. As a percentage of net sales, store operating expenses increased to 26.8% for the thirty-nine weeks ended September 27, 1997, compared with 26.3% for the corresponding period last year. The increase as a percentage of net sales is primarily related to new stores. This increase as a percentage of net sales was primarily related to lower than anticipated sales.

Occupancy expenses increased approximately $1,016,000, or 67.0%, for the thirty-nine weeks ended September 27, 1997, compared with the corresponding period last year. Approximately $911,000 of the increase in occupancy expenses was attributable to the stores not open in the comparable period of 1996 and approximately $39,000 related to comparable stores. In addition, approximately $66,000 related to substantial additional central office space which was leased during January 1997 in order to support future growth and the leasing of additional space, adjacent to an existing store, for the purpose of redistributing a small portion of merchandise which could not economically or otherwise be shipped directly to the stores. As a percentage of net sales, overall occupancy expenses increased to 19.6% for the thirty-nine weeks ended September 27, 1997, from 17.3% for the corresponding period last year. As discussed above, this percentage increase resulted from the leasing of substantial additional central office space, as well as space established for the distribution of certain product, both of which are expected to happen only infrequently. These charges account for .5% of the 2.3% increase as a percentage of net sales and the Company believes the current central office space is adequate for the foreseeable future.

Selling, general and administrative expenses increased approximately $663,000 or 52.4%, for the thirty-nine weeks ended September 27, 1997, compared with the corresponding period last year. The increase in selling, general and administrative expenses was primarily due to approximately $366,000 of additional expenses related to salaries and related expenses for additional central office personnel in anticipation of future growth of the Company. A significant portion of such increase related to the Company's promotion of certain of its Store Managers to Regional Sales Managers. These new positions are a new level of management created to supervise the operation of the Company's rapidly growing number of existing stores and assist in the opening of new stores as part of the Company's increasing expansion program. In addition, the Company expended more significant funds than in prior years in aggressive marketing programs in several locations in an effort to enhance sales. This program included the existing train hobby store location which the Company acquired in November 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general and administrative expenses increased to 14.9% for the thirty-nine weeks ended September 27, 1997, from 14.4% for the corresponding period last year. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will decrease as a percentage of net sales.

Depreciation and amortization expense increased approximately $290,000, or 115.4%, for the thirty-nine weeks ended September 27, 1997, compared with the corresponding period last year. Approximately $216,000 of this increase was the result of depreciation of assets in stores not open in the comparable period of 1996. In addition, the comparable stores had an increase of approximately $34,000 and the central office had an increase of approximately $40,000 both related to the expanded asset base, primarily related to the upgrading of and additions to the Company's management information systems and to the central office expansion which occurred in January 1997. As a percentage of net sales, depreciation and amortization expense increased to 4.2% for the thirty-nine weeks ended September 27, 1997, from 2.9% for the corresponding period last year. This increase was the result of several factors including enhancements to the Company's management information systems, primarily in the central office, as well as the Company having received a higher proportion of tenant allowance in the form of abated rent rather than cash received at the time of construction in 1997, which resulted in an increase in the proportion of store construction costs paid by the Company, net of cash tenant allowance.

Interest expense increased approximately $32,000 or 31.2%, for the thirty-nine weeks ended September 27, 1997, compared with the corresponding period last year. The increase was primarily the result of expense related to the line of credit which was established in May of 1996. This increase was partially offset by a decrease in the average outstanding principal balance on other notes.

Other income increased approximately $251,000 for the thirteen weeks ended September 27, 1997 compared with the corresponding period last year. This increase was primarily due to a $250,000 settlement the Company received from the City of Indianapolis in connection with the closing of Union Station during the term of the lease.

The Company's pretax loss increased to 16.7% of sales for the thirty-nine weeks ended September 27, 1997 from 13.9% of sales for the corresponding period last year. The Company recorded an income tax benefit of approximately $799,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $1,361,000 for the thirty-nine weeks ended September 27, 1997, compared with a net loss of approximately $1,220,000 for the corresponding period last year. Similar to many retail companies, the Company typically incurs seasonal net losses in the first part of the year. As the number of the Company's stores continues to grow, the Company anticipates that the total amount of such seasonal losses may become larger. As a percentage of net sales, net loss decreased to 10.5% for the first three quarters of 1997, from 13.9% for the first three quarters of 1996.

Liquidity and Capital Resources

The Company's primary uses of cash have been to fund construction expenses and purchase initial merchandise inventories in connection with the opening of new stores, purchase upgrades and additions to the Company's management information system, and to fund seasonal net losses.

For the thirty-nine weeks ended September 27, 1997, net cash used in operating activities was approximately $3,563,000 compared to approximately $2,335,000 for the corresponding period last year. The increase in net cash used in operating activities primarily results from the opening of new stores in the period and funding of seasonal operating losses.

As of September 27, 1997, the Company's total debt and lease obligations (exclusive of trade credit) consisted of approximately $337,000 payable under capital lease obligations related to the management information systems, fixtures and equipment. Of such debt obligations, approximately $40,000 under the fixtures and equipment financing arrangements are payable during 1997. As of September 27, 1997, the Company had $551,000 outstanding on the Company's $8,000,000 revolving line of credit.

During 1997, the Company has opened nine new stores, the most recent of which opened on November 4, in San Diego, California. Other stores opened in 1997 include Paramus, New Jersey; Peabody, Massachusetts; Westbury, Long Island, New York; Milwaukee, Wisconsin; Waterbury, Connecticut; Grapevine, Texas; Syracuse, New York; and Cincinnati, Ohio; along with five The Great Train Store Express, temporary holiday stores located in Dallas, Texas; Olathe, Kansas; Nashville, Tennessee; Tulsa, Oklahoma; and Columbia, Maryland. Leases for new The Great Train Stores to be opened in 1997 have been signed in Aventura (Miami), Florida; Youngstown, Ohio; and Pittsburgh, Pennsylvania. In addition, the Company will reopen a store in Indianapolis with the anticipated November 1997 opening in Circle Center to replace its store in Indianapolis Union Station which closed on July 20, 1997 after the City announced the Station's closing. A 1998 opening in West Nyack (Rockland County), New York has also been announced as well as a 1999 opening in Providence, Rhode Island.

The  Company   intends  to  finance  a  portion  of  its   anticipated   capital
expenditures, working capital needs and debt obligations for the foreseeable future from cash from the Company's operating activities, landlord allowances, the available line of credit, possible fixtures and equipment or inventory financing, trade credit and/or public or private sale of debt or equity securities. During October 1997, the Company accepted letters of commitment to replace its existing revolving credit facility with a term loan and expanded revolving credit facility. There can be no assurance that definitive loan agreements will be executed or that funds thereunder will be received and sufficient to support the Company's growth strategies. As of September 27, 1997 there was $551,000 outstanding on the $8,000,000 Bank One revolving line of credit.

PART II - OTHER INFORMATION
Item 6.           Exhibits and Reports on Form 8-K

                  (A)      See Exhibit Index.

                  (B) No current reports on Form 8-K have been filed during the thirty-nine week period ended September 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE GREAT TRAIN STORE COMPANY



Date: 11/12/97                    /s/ Cheryl A. Taylor
                                  Cheryl A. Taylor
                                  Vice President - Finance and Administration,
                                  Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                      Description                               Page

      11          Statement Re: Computation of Per Share Earnings           15

      27.1        Financial Disclosure Schedule                             16

      99.1        Cautionary Statement Identifying Important
                  Factors that Could Cause the Company's Actual
                  Results to Differ from those Projected in
                  Forward Looking Statements                               17