Form 10KSB
period 1998-01-03
GREAT TRAIN STORE CO
filed 1998-03-18
CIK 924380

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
 X   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934 for the fiscal year ended January 3, 1998

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

The issuer's revenues for its most recent fiscal year are $28,090,948.

At March 10,  1998,  the  aggregate  market  value of the  voting  stock held by non-affiliates of The Great Train Store Company (the "Company") was approximately $11,742,199 based on the last sale price of the common stock reported by The Nasdaq National Market on March 10, 1998. At March 10, 1998, the Company had outstanding 4,415,764 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's most recently completed fiscal year) are incorporated by reference to Part III of this Form 10-KSB.

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page

ITEM 1.           Description of Business

ITEM 2.           Description of Property

ITEM 3.           Legal Proceedings

ITEM 4.           Submission of Matters to a Vote of Security Holders

                                     PART II

ITEM 5.           Market for Common Equity and Related Stockholder Matters

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.           Financial Statements

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

ITEM 10.          Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12.          Certain Relationships and Related Transactions

                                     PART IV

ITEM 13.          Exhibits and Reports on Form 8-K

                                     PART I
ITEM 1.  Description of Business

Overview

The Great Train Store Company is a national chain of unique, upscale specialty retail stores which offer a broad selection of train-themed merchandise not generally available from any other single retailer. Each of the forty-two currently operating The Great Train Stores typically offer approximately 4,200 stock keeping units ("SKUs"), and the Train Depot offers approximately 10,000 SKUs, including: (i) mechanical and non-mechanical toy trains, games, plush animals, and other toys, (ii) model trains, tracks, buildings, scenery, and accessories, (iii) men's, women's, and children's apparel, jewelry, and accessories, (iv) decorative items, novelties and souvenirs, and (v) books, magazines, printed material and audiovisual products, all of which are related to a common train and railroad theme. As an important element of its strategic positioning, the Company strives to create an exciting and entertaining shopping experience which appeals to all segments of the population, whether male or female, child or adult, by featuring attractions such as moving model trains, train whistles and sounds, and audiovisual presentations.

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

The Great Train Store concept was developed in 1985 by James H. Levi to contribute to the unique retail shopping environment then under development as part of the adaptive reuse of the landmark St. Louis Union Station in St. Louis, Missouri, for which Mr. Levi was principally responsible. The Great Train Store retail concept was well received in the renovated St. Louis Union Station. As a result, it was apparent to the Company that the train-themed merchandise and atmosphere of The Great Train Store had a customer base and general level of interest among retail consumers which was much broader than and extended well beyond the St. Louis Union Station store. The Company expanded slowly at first but much more rapidly in the last few years. In 1987 the second and third stores were opened, from 1988 through 1994, an additional eleven stores were opened, and from 1995 to 1997 an additional thirty stores were opened, two stores were closed, and one was relocated. During 1996 the Company also acquired one additional store through the purchase of The Train Depot in Winter Park, Florida. In 1997, the Company also opened five The Great Train Store Express, temporary holiday stores.

The Great Train Store Concept

The Great Train Store Layout and Design. The Great Train Stores are distinctive in appearance and the shopping experience which they provide. As a key element of its strategic positioning, the Company has designed The Great Train Stores to encourage shoppers to enter and browse the Company's merchandise. The Great Train Stores are typically located in highly visible locations within regional shopping malls or festival marketplaces. The prototypical storefront of approximately 30 feet has a high quality appearance and is constructed of wood and glass with a design which integrates with the internal decor and color palette and is intended to draw the customer into its ambiance of an early 20th century train station. Each of The Great Train Stores features attractions, such as moving electrical trains, whistles, railroad crossing signals, train sounds and audiovisual projections, to increase the visibility of the store and enhance the quality of each customer's shopping experience.

The Great Train Stores range in size from 1,150 to 3,301 square feet of gross rented space and 1,016 to 2,429 of selling square feet. The Train Depot has approximately  6,867  square  feet of gross  rented  space and 4,304 of  selling
square  feet.   Merchandise   is  presented   in  a  logical,   accessible   and
understandable manner to arouse interest and encourage customers, especially children, to touch and experience the offered products. Large-scale moving trains encircle the interior and, in most stores, the exterior of The Great Train Store on a patented overhead trestle. Informational signage and displays presented in close proximity to well-lighted shelving containing the featured merchandise give prominence to selected products which the Company believes have particular appeal to shoppers. Merchandise is regularly relocated and new merchandise is added within the store to offer a fresh presentation to frequent customers.

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

Each of The Great Train Stores is specifically merchandised to be compatible with local railroad history and market characteristics. The prototypical The Great Train Store stocks approximately 4,200 of the SKUs currently offered by the Company throughout its store network. Merchandise is currently offered in the following principal product lines:

         Toy Trains and Train-Themed Merchandise. In 1997, approximately 34.1% of the Company's revenues were derived from the sale of toys (including, for example, Brio, Learning Curve Toys, Tomy, Ertl, and Playmobil), games, puzzles, and plush animals.

         Model Trains and Accessories. The Great Train Stores offer a broad selection of model railroad cars, track, and accessories in each of the five principal scales, HO gauge, #1 gauge, 0/0-27 gauge, Z gauge and N gauge, including merchandise from most of the best-known names in model railroading, such as Lionel, Athearn, LGB, Bachmann, Marklin, Life-Like, Model Power, Atlas, Kato, Rivarossi, Walthers, Con-Cor, Woodland Scenics, and Micro Trains. Sales in 1997 from this product line accounted for approximately 36.6% of the Company's annual sales volume.

         Printed and Recorded Materials. Each of The Great Train Stores carries a wide selection of books, magazines, posters, calendars, videotapes, and children's educational material, which accounted for approximately 11.5% of the Company's annual sales volume in 1997.

         Decorative Gifts, Novelties and Souvenirs. The Company offers its customers a large selection of train-themed decorative items, novelties and souvenirs, including clocks, music boxes, porcelain, glass, marble and pewter wares, mugs, whistles, postcards, stickers, pins, magnets, signs, plaques, pens and pencils. Sales from this product line in 1997 accounted for approximately 11.3% of the Company's annual sales volume.

         Apparel. Each of The Great Train Stores is stocked with a variety of men's, women's and children's apparel and accessories, including hats, T-shirts, sweatshirts, ties, jewelry, watches and belt buckles, the sales of which represented approximately 6.5% of the Company's annual sales volume in 1997.

A substantial portion of the Company's annual sales in the last five years have been derived from the sale of merchandise based on the award-winning children's series, Shining Time Station, and its star, Thomas the Tank Engine. This merchandise includes toys, printed material, audio-visual products and apparel and is obtained by the Company from approximately 25 licensed vendors.

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

Personnel; Training. An important aspect of the Company's customer service strategy is "The Great Training Program" which has been developed to provide each employee with education in product knowledge, salesmanship, and Company policies and procedures. New store managers receive on-the-job training under the supervision of an experienced store manager prior to assuming their responsibilities. Each Store Manager participates in regular telephone conferences with the Regional Sales Managers who participate in a weekly conference call with the Company's Director - Stores and the Vice President - Sales and receives regular communications. The Company believes that this communication process both enhances the training of its store managers and establishes a direct flow of relevant Company information from the Company's central office to all of The Great Train Stores.

Each store is staffed with a Store Manager, one or two Assistant Managers and such additional Sales Associates and support staff as are required to meet the specific needs of the store. The Company provides financial incentives to its Store Managers through incentive compensation programs based upon the performance of the individual store in which the employee performs services. In August 1997, the Company implemented a sales commission program for all Sales Associates which supplements the employee's hourly pay rate. The Company believes that it's incentive compensation programs increase the motivation and overall performance of its personnel, the Company's profitability and the Company's ability to attract and retain qualified employees.

Expansion Strategy

The Company intends to continue implementation of its growth strategy. As of January 3, 1998 the Company operated forty-two stores primarily located in distinctive regional shopping malls and festival marketplaces in St. Louis, Missouri; Indianapolis, Indiana; New Orleans, Louisiana; Washington, D.C.; Bloomington (near Minneapolis), Minnesota; Scranton, Pennsylvania; Alpharetta (near Atlanta), Georgia; Sacramento, California; Natick (near Boston), Massachusetts; Milpitas (near San Jose), California; The Woodlands (near
Houston), Texas; Albany, New York; Laughlin, Nevada; Myrtle Beach, South Carolina; Cleveland, Ohio; Raleigh, North Carolina; Holyoke, Massachusetts; King of Prussia, Pennsylvania; McLean, Virginia; Woodbridge, New Jersey; Richmond, Virginia; Kansas City, Missouri; Troy (near Detroit), Michigan; Orlando, Florida; Bellevue (near Seattle), Washington; Louisville, Kentucky; Skokie (near Chicago), Illinois; Columbia, South Carolina; Pineville (near Charlotte), North Carolina; Winter Park (near Orlando), Florida; Paramus, New Jersey; Peabody, Massachusetts; Westbury, New York; Milwaukee, Wisconsin; Waterbury, Connecticut; San Diego, California; Miami, Florida; Syracuse, New York; Grapevine, Texas (near Dallas/Fort Worth); Cincinnati, Ohio; Youngstown, Ohio; and Pittsburgh, Pennsylvania. In 1997, the Company also operated five The Great Train Store Express, temporary holiday stores in Olathe, Kansas; Dallas, Texas; Nashville, Tennessee; Tulsa, Oklahoma, and Columbia, Maryland. The Company has announced 1998 store openings in West Nyack (Rockland County), New York; Chattanooga,
Tennessee; Tulsa, Oklahoma; and Scottsdale, Arizona. A 1999 opening in Providence, Rhode Island has also been announced. Many other locations are under active consideration and/or negotiation to open in 1998 and 1999. Because of the broad market appeal of their merchandise mix, the Company seeks to locate The Great Train Stores in high traffic shopping environments.

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

The Company's ability to open new stores in new markets has been a significant factor in achieving its sales growth. Management believes the Company's ability to open new stores will continue to be a significant factor in achieving growth objectives for the future. To date, the Company has experienced no significant difficulties in locating suitable sites for new stores. The Company believes that substantial opportunities also exist to increase sales in existing markets by improving sales persons productivity, increasing vendor funded promotional activities and opening additional stores in currently served markets. The Company believes that expansion of the number of stores it operates will permit the Company to benefit from economies of scale, enhanced negotiating leverage with respect to purchasing terms and trade credit, and increased ability to obtain customized and exclusive products.

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

Advertising and Promotion

The Company relies primarily on highly visible store locations and attractive store design and visual presentation to attract the attention of prospective consumers. Its marketing activities also have included special event promotions and a variety of public relations activities, such as sponsorship of Shining Time Station television programming in some of the markets in which it operates, promotion of local events relating to railroading, "how to" instructional sessions, and book readings for children. Moreover, the Company considers media relations to be an integral part of its image-building program and strives to develop good working relationships by inviting media members to store grand openings and maintaining access to the appropriate Company personnel. The Company participates in cooperative advertising programs with certain of its major vendors. The Company also maintains direct mail contact with customers, highlighting sales promotions, as an important aspect of its marketing strategy. Suppliers

Most of the Company's products are purchased directly from manufacturers. The Company presently purchases products from approximately 600 vendors. No single vendor, other than Learning Curve Toys (whose products represented approximately 14.6% of total net sales) and Lionel Trains, Inc. (whose products represented approximately 11.2% of total net sales), supplied products representing more than 10% of the Company's net sales in 1997. The largest five vendors represented approximately 43.8% of net sales for the year. Although the Company's net sales are not dependent on any single vendor, the Company views its relationships with certain key vendors, such as Bachmann Industries, Brio Scanditoy, Tomy, Ertl, LGB, Learning Curve Toys, and Lionel Trains, Inc., to be important factors in its success. The Company deals with its vendors principally on an order-by-order basis and has no long-term purchase contracts or other contractual assurance of continued supply or pricing. The Company believes that, due to its relative size, its purchasing activities, which account for an important portion of many of its suppliers' sales, permit it to achieve a lower cost of goods sold which, together with its broad selection of merchandise, good locations, and exciting store presentation, permit it to be highly competitive. The Company also intends to increase the number of unique items manufactured specifically for it, such as its patented G scale railroad trestle system and its The Great Train Store neckties and whistles.

Management Information Systems

The  Company  uses  customized  management  information  systems  to  assist  in directing its operations and finances. In addition to providing continuous knowledge of the Company's inventories, these computerized systems enable the Company's central office to reprice merchandise, replenish depleted store inventories, identify sales trends and monitor merchandise mix at individual stores and throughout the Company's store network. Management believes that these systems provide a number of benefits which include helping to reduce average store inventories and thus achieve higher inventory turnover, and better in-stock availability. The systems also enable the Company to realize purchase discounts and to produce the financial reports necessary for monitoring and developing budgets for the Company's expanding business. The Company's point-of-sale system keeps daily records of each SKU from receipt to sale.

The Company has determined that enhancements to its information systems are necessary to accommodate its growth. The Company is actively developing an action plan for upgrading systems beginning mid-year 1998. The Company anticipates that it will continue to invest significant capital indefinitely to enhance and improve its systems.

The Company is actively evaluating plans to deal with the "Year 2000 problem" to ensure its computer systems will be Year 2000 compliant. Such plans provide for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The cost of such project is unknown at this time. However, all costs are expected to be funded through operating cash flows and/or the Company's line of credit or possibly through additional equipment financing.

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

The Company believes that it differentiates itself from its competitors by offering a broad selection of merchandise in a more exciting and entertaining environment. The Company also believes that the train-related knowledge of many of its sales personnel is a significant competitive advantage.

Trademarks

The name "The Great Train Store" and its related logo and the Company's slogan "More trains than you ever imagined" are trademarks and service marks registered in the European Union and Canadian Patent and Trademark offices and are pending registration in the Japanese and European Union Patent and Trademark offices. Management believes that the name "The Great Train Store" is an important, but not critical, element of the Company's marketing strategy. The Company closely monitors the use of its intellectual property and intends to vigorously defend its rights with respect thereto.

Employees

As of January 3, 1998, the Company employed a total of 499 persons, of whom 134 were salaried personnel and 365 were employed on an hourly wage basis.
Thirty-two of the Company's employees were assigned to central office responsibilities and were engaged in activities in stores. None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.

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

                                          Number of
     Year                              Leases Expiring
     ----                              ---------------
     1998                                      2
     1999                                      0
     2000                                      3
     2001                                      1
     2002                                      0
     2003 and thereafter                      37

The Company's central offices are presently located in approximately 8,245 square feet of leased space in Dallas, Texas under a lease which expires on March 14, 2000. The Company believes this space is adequate for its present needs.

ITEM 3.           Legal Proceedings

The Company is not presently party to any material legal proceedings. The Company does not believe that any claims and lawsuits to which it is a party individually or in the aggregate, will have a material adverse effect on the Company's financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1997 to a vote of security holders.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

The Great Train Store Company's common stock is traded on The Nasdaq National Market under the symbol GTRN. At March 10, 1998 the number of common stockholders of record was 136. Based on discussions with the Company's transfer agent and investment banker, the Company believes that its common stock is beneficially held by more than four hundred persons. The following table sets forth, for the periods indicated, the range of high and low sales prices with respect to the Company's Common Stock as reported by The Nasdaq National Market.

                                                     Common Stock
                                               ------------------------
Period                                           High             Low
   1996:
     First Quarter                              6 15/32            5
     Second Quarter                              6 1/6           5 1/4
     Third Quarter                               8 1/4           5 1/8
     Fourth Quarter                              9 7/8           7 3/4

   1997:
     First Quarter                               9 3/8           8 1/4
     Second Quarter                              8 7/8           6 3/4
     Third Quarter                               9 3/8             7
     Fourth Quarter                              8 1/2           5 5/8

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 10, 1998, the last sale price for the Common Stock as reported by The Nasdaq National Market was $3 3/4 .

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

ITEM 6.           Management's Discussion and Analysis

Actual results may differ materially from any "forward-looking" statements due to a number of important factors. Those factors include possible difficulties in opening new stores when expected or at all, successfully operating such stores in accordance with the Company's new operating initiatives and in general, controlling the Company's central overhead and producing overall profitability as well as satisfying the various requirements of the Company's financial arrangements. These risk factors and others, are more fully discussed in Exhibit
99.1 attached to the Company's Form 10-QSB for the third quarter of 1997, a copy of which is available without charge from the Company.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operating data expressed as a percentage of net sales (prior year balances include certain reclassifications to conform to the current year presentation). The Company's fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31. Fiscal year 1997 consisted of a 53 week period ended January 3, 1998 as compared to fiscal 1996 which consisted of a 52 week period ended December 28, 1996.

                                         For the Fiscal Year Ended

                                 December 28, 1996              January 3, 1998
Net Sales                            100.0%                         100.0%
Cost of Sales                          51.8                          53.7
                                      -----                          -----
Gross Profit                           48.2                          46.3
Store operating expenses               18.8                          19.3
Occupancy expenses                     11.7                          13.2
Selling, general and
  administrative expenses               9.9                           9.7
Depreciation and amortization           2.1                           2.7
                                      -----                         -----
Operating income                        5.7                           1.4
Interest expense                       (0.7)                         (0.7)
Interest income                          .5                            .2
Other income (expense)                   .1                           1.4
                                      -----                         -----
Income before income taxes              5.6                           2.3
Income tax                             (1.5)                          (.8)
                                     ------                         -----
Net income                              4.1%                          1.5%
                                      =====                         =====

Comparison of Fiscal Year Ended December 28, 1996 to the Fiscal Year Ended January 3, 1998

Net sales increased approximately $9,092,000, or 47.9%, for the fiscal year ended January 3, 1998 compared with the corresponding period last year. Substantially all of this increase (approximately $9,091,000) was attributable to net sales generated by new stores not included in the comparable store calculation. Approximately $1,000 of the increase was attributable to a slight increase in comparable store sales. The calculation of comparable store sales includes sales for stores open in all periods for both fiscal years. The disappointing sales performance of comparable store sales was primarily related to a combination of several factors. Most notably, the Company's buying staff did not cope as ably as they might have with the rapid growth of the Company and, on many occasions, ordered product later than they should have, creating periods in which key product was out of stock. In addition, there were external factors, such as certain manufacturers not meeting promised quantity or delivery dates and the well-publicized UPS strike. The Company has added to and believes it has substantially improved the quality and experience level of people on its buying staff, as well as changing the overall leadership of the department. The Company has also recently developed a new program of much closer relationships with most of its important vendors, including various data sharing arrangements as well as establishing vendor managed inventory programs in a number of cases. The Company is now also using its purchasing power much more effectively ensuring that new items are received more promptly into its stores and are developing much more exclusive product. Through these changes, the Company believes that it now has a department which is proactive and focused on the key performance indicators which it hopes will make a significant contribution to increasing sales. Another contributing factor during 1997 related to poor traffic in certain of the malls where the Company's stores are located. In several instances, the Company believes the disappointing traffic was related to certain events including major store closings, a mall which closed, bad weather, and a ship having hit a riverfront center where a store was located. While these issues adversely impacted the overall results, many stores performed significantly above last year and all stores continued to have a positive store level contribution. As the Company's base of stores continues to grow, the performance of any individual store is expected to have a less material effect on the Company.

Gross profit increased approximately $3,867,000 or 42.3%, for the fiscal year ended January 3, 1998, compared with the corresponding period last year, due primarily to an increase in sales volume. Gross profit as a percentage of net sales decreased to 46.3% for the fiscal year ended January 3, 1998, compared with 48.2% for the corresponding period last year. The decrease in gross profit as a percentage of sales resulted from several factors. One of the principle focus areas of the new buying staff was to reallocate certain portions of the Company's inventory among its stores which resulted in significant freight charges related to the transfer of product. Gross profit was also adversely impacted by a charge of approximately $188,000 related to the management of the Company's inventory. This charge was discovered in reconciling the computer generated accounts payable and detailed vendor statements. In addition, due to disappointing sales results, the Company made some efforts to counteract this by reducing certain selling prices which, in turn, adversely impacted gross profit. In the past, the Company has not found it necessary to significantly promote its product through price promotions. As part of the improved vendor arrangements, the Company has been able to negotiate significant improvements to the prices and terms on which it is buying merchandise and will continue to review its pricing strategy going forward. The gross profit was also impacted by out of stock issues in high margin departments and certain reduced cash discounts.

Store operating expenses increased approximately $1,848,000 or 51.7%, for the fiscal year ended January 3, 1998, compared with the corresponding period last year. Approximately $1,882,000 of the increase resulted from the operation of the new stores. This increase was partially offset by an approximate $34,000 decrease in comparable store operating expenses. As a percentage of net sales, store operating expenses increased to 19.3% for the fiscal year ended January 3, 1998, compared with 18.8% for the corresponding period last year. This increase was primarily due to lower than anticipated sales, pre-opening expenses incurred in connection with more new stores and the opening of The Great Train Store Express temporary holiday stores and an increase in store personnel compensation which included changes in the federal minimum wage standards.

Occupancy expenses increased approximately $1,489,000, or 67.0%, for the fiscal year ended January 3, 1998, compared with the corresponding period last year. Approximately $1,364,000 of the increase related to the new stores and comparable store occupancy expenses increased approximately $40,000, mostly from increases in shared expenses charged by certain of the malls in which the Company has stores. In addition, approximately $85,000 of the increase was related to the Company leasing additional central office space in order to support future growth and leasing additional space adjacent to an existing store for the purpose of redistributing a small portion of the Company's merchandise which could not economically or otherwise be shipped directly to the stores. The Company believes the current central office space is adequate for the foreseeable future. As a percentage of net sales, overall occupancy expenses increased to 13.2% for the fiscal year January 3, 1998, from 11.7% for the corresponding period last year, primarily due to lower than planned sales.

Selling, general and administrative expenses increased approximately $854,000 or 45.5%, for the fiscal year ended January 3, 1998, compared with the
corresponding   period  last  year.   The  increase  in  selling,   general  and
administrative expenses was primarily due to approximately $474,000 of additional expenses related to salaries and related expenses for additional central office personnel to support the continuing growth of the Company. A significant portion of such increase is related to the Company's promotion of certain of its Store Managers to Regional Sales Managers. These positions, which did not exist in the prior year, are a new level of management created to supervise the operation of the Company's rapidly growing number of existing stores and assist in the opening of new stores as part of the Company's increasing expansion program. In addition, the Company expended more significant funds than in prior years in aggressive marketing programs in several locations in an effort to enhance sales. A considerable portion of this included the existing train hobby store location which the Company acquired in November 1996. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general and administrative expenses decreased to 9.7% for the fiscal year ended January 3, 1998, from 9.9% for the corresponding period last year. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will continue to decrease as a percentage of net sales.

Depreciation and amortization expense increased approximately $362,000, or 91.5%, for the fiscal year ended January 3, 1998, compared with the corresponding period last year. Such increases were primarily the result of an increase in the asset base related to new stores, the external development of a SQL server to facilitate enhanced operational reporting in the central office and additions to fixed assets related to the central office expansion discussed above. As a percentage of net sales, depreciation and amortization expense increased to 2.7% for the fiscal year ended January 3, 1998, from 2.1% for the corresponding period last year. This increase as a percentage of net sales was primarily related to the central office developments discussed above.

Other income increased approximately $363,000 for the fiscal year ended January 3, 1998 compared with the corresponding period last year. This increase was primarily due to a $350,000 settlement the Company received from the City of Indianapolis in connection with the closing of Union Station requiring the Company to close its store during the term of the lease.

Pretax income decreased 39.0% to approximately $642,000 for the fiscal year ended January 3, 1998. In fiscal 1997, the effective income tax rate was higher than in fiscal 1996, primarily due to the elimination of the remaining valuation allowance for deferred tax assets in 1996. As anticipated, the Company's effective income tax rate in 1997 approximated statutory income tax rates.

As a result of the foregoing, the Company recorded net income of approximately $411,000 for the fiscal year ended January 3, 1998, compared with net income of approximately $772,000 for the corresponding period last year. As a percentage of net sales, net income decreased to 1.5% for fiscal 1997, from 4.1% for fiscal 1996.

Liquidity and Capital Resources

The Company's primary uses of cash have been for the purchase of merchandise inventories, the financing of new store openings, and capital expenditures.

For the fiscal year ended January 3, 1998, net cash provided by operating activities was approximately $1,175,000 compared with net cash used in operating activities of approximately $946,000 for the corresponding period last year. The increase in net cash provided by operating activities primarily results from an increase in accounts payable related to better terms with merchandise vendors.

Subsequent to year end, the Company replaced its existing $8 million facility with a $15 million revolving line of credit with BankAmerica Business Credit, Inc. The enhanced line of credit features increased availability, a lower rate of interest and improved advance rates. The initial term of the facility is three years and it is secured by certain assets of the Company, primarily inventory. The line of credit will be used to provide a source of additional liquidity to manage cash flow and provide capital for expansion. As of January 3, 1998, there was no balance outstanding on the $8 million Bank One revolving line of credit.

As of January 3, 1998, the Company's capital lease obligations consisted of approximately $298,000 payable under capital lease obligations related to management information systems, fixtures and other equipment. Of such debt obligations, approximately $86,000 under these financing arrangements are payable during 1998.

During fiscal 1997, the Company opened twelve new stores and relocated a store in Indianapolis. The new store replaced the Company's store in Indianapolis Union Station which closed on July 20, 1997 after the City announced the Station's closing.

The Company intends to finance anticipated capital expenditures, working capital needs and debt obligations for the foreseeable future from cash from the Company's operating activities, landlord allowances, the available increased line of credit, possible fixtures and equipment or inventory financing, trade credit and/or the public or private sale of debt or equity securities.

The Company is actively evaluating plans to deal with the "Year 2000 problem" to ensure its computer systems will be Year 2000 compliant. Such plans provide for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The cost of such project is unknown at this time. However, all costs are expected to be funded through operating cash flows and/or the Company's line of credit or possibly through additional equipment financing.

Authoritative Pronouncements

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). Both are required to be adopted in fiscal 1998. Statement 130 will require the Company to report comprehensive income and its components with the same prominence as other financial statements. SFAS 131 is not expected to significantly change the Company's current disclosures.


ITEM 7.  Financial Statements

The Company's Consolidated Balance Sheet as of January 3, 1998 and the Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years ended December 28, 1996 and January 3, 1998, together with the notes thereto and the report of the Company's independent auditors thereon are included as a separate section of this report which begins on page F-1.


ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

Information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference to the material contained in the Company's 1998 Proxy Statement.


ITEM 10. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to the material contained in the Company's 1998 Proxy Statement.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

Information  regarding  Security  Ownership  of  Certain  Beneficial  Owners and
Management is incorporated by reference to the material contained in the Company's 1998 Proxy Statement.


ITEM 12.          Certain Relationships and Related Transactions

None

ITEM 13.          Exhibits and Reports on Form 8-K.

      (a)         Exhibits.

                  See Exhibit Index.

      (b)         Reports on Form 8-K.

                  None

                          Independent Auditors' Report



The Board of Directors and Stockholders
The Great Train Store Company:


We have audited the accompanying consolidated balance sheet of The Great Train Store Company and subsidiaries as of January 3, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 28, 1996 and January 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Great Train Store Company and subsidiaries as of January 3, 1998 and the results of their operations and their cash flows for the years ended December 28, 1996 and January 3, 1998, in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP


Dallas, Texas,
February 10, 1998

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

     ASSETS
                                                                January 3, 1998
CURRENT ASSETS
  Cash and cash equivalents                                         $ 3,490,721
  Merchandise inventories                                             8,978,789
  Accounts receivable and other current assets                        1,482,246
                                                                      ----------
          Total current assets                                        13,951,756

PROPERTY AND EQUIPMENT:
  Store construction and leasehold improvements                        4,741,495
  Furniture, fixtures and equipment                                    2,650,600
                                                                      ----------
                                                                       7,392,095
  Less accumulated depreciation and amortization                       1,827,691
                                                                      ----------
          Property and equipment, net                                  5,564,404

DEFERRED TAXES                                                           316,344
OTHER ASSETS, net                                                        315,138
                                                                      ----------
          Total assets                                               $20,147,642

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                            $6,044,099
  Sales taxes payable                                                    660,547
  Income taxes payable                                                   241,716
  Current portion of capital lease obligations                            85,497
                                                                      ----------
          Total current liabilities                                    7,031,859

CAPITAL LEASE OBLIGATIONS, net of current portion                        212,221
DEFERRED RENT AND OTHER LIABILITIES                                      873,117
                                                                      ----------

          Total liabilities                                            8,117,197
                                                                      ----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock: $.01 par value; 2,000,000 shares
    authorized; none issued                                                 --
  Common stock; $.01 par value; 18,000,000 shares
    authorized; 4,415,764 shares issued and outstanding                   44,158
  Additional paid-in capital                                          10,444,765
  Retained earnings                                                    1,541,522
                                                                      ----------

          Total stockholders' equity                                  12,030,445
                                                                      ----------

          Total liabilities and stockholders' equity                 $20,147,642
                                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                             For the Fiscal Year Ended
                                      December 28, 1996         January 3, 1998

NET SALES                               $  18,998,461             $  28,090,948

COST OF SALES                               9,847,463                15,072,692
                                          -----------               -----------

     Gross profit                           9,150,998                13,018,256
                                           ----------               -----------

OPERATING EXPENSES:
  Store operating expenses                  3,574,171                 5,421,714
  Occupancy expenses                        2,223,853                 3,713,162
  Selling, general and
    administrative expenses                 1,876,070                 2,730,032
  Depreciation and
    amoritization expenses                    396,136                   758,562
                                           ----------                 ---------

     Total operating expenses               8,070,230                12,623,470
                                           ----------                ----------

OPERATING INCOME                            1,080,768                   394,786
                                           ----------                ----------

OTHER INCOME (EXPENSE):
  Income expense                             (129,500)                 (188,128)
  Interest income                              84,960                    56,664
  Other income                                 15,301                   378,618
                                           ----------                  ---------

     Total other income (expense), net        (29,239)                  247,154
                                           ----------                  --------

INCOME BEFORE INCOME TAXES                  1,051,529                   641,940

PROVISION FOR INCOME TAXES                    279,301                   231,327
                                            ---------                   -------

NET INCOME                                 $  772,228                 $ 410,613
                                             ========                   =======

BASIC EARNINGS PER SHARE                   $     0.21                 $    0.09
                                             ========                   =======

DILUTED EARNINGS PER SHARE                 $     0.20                 $    0.09
                                             ========                   =======


The accompanying notes are an integral part of these consolidated financial statements


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY


                                                                 Compensation
                                   Common Stock        Paid-In   - Restricted    Retained
                                Shares      Amount     Capital       Stock       Earnings       Total

BALANCE, December 30, 1995    3,145,000   $  31,450   $4,446,947   $ (5,665)    $ 358,681    $ 4,831,413

Net income                          -           -            -          -         772,228        772,228
Net proceeds from warrant
  exercise                    1,226,169      12,262    5,567,725        -             -        5,579,987
Exercise of stock options
  and related tax benefits       11,950         119       59,111        -             -           59,230
Adjustments associated with
  unearned compensation -
  restricted stock                1,000          10      124,392      1,540           -          125,942
                              ---------      ------    ---------     ------       -------      ---------

BALANCE, December 28, 1996    4,384,119    $ 43,841  $10,198,175   $ (4,125)   $1,130,909    $11,368,800

Net income                          -           -            -          -         410,613        410,613
Exercise of stock options
  and related tax benefits       31,645         317      169,176        -             -          169,493
Adjustments associated
  with unearned
  compensation - restricted
  stock                             -           -         77,414      4,125           -           81,539
                               --------       -----    ---------      -----       -------     ----------

BALANCE, January 3, 1998      4,415,764    $ 44,158  $10,444,765    $    -     $1,541,522    $12,030,445
                              =========     =======   ==========     ======     =========     ==========

The accompanying notes are an integral part of these consolidated financial statements

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Fiscal Year Ended
                                         December 28, 1996      January 3, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                   $  772,228              $ 410,613
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization               396,136                758,562
    Deferred income taxes                      (150,193)              (121,617)
    Loss on retirement of assets                    -                   14,728
    Amortization of unearned
      compensation - restricted stock             7,040                  4,125
    Changes in assets and liabilities:
      Merchandise inventories                (3,240,392)            (2,855,437)
      Accounts receivable and other
        current assets                         (900,995)              (358,612)
      Other assets                             (122,491)              (122,585)
      Accounts payable and accrued
        liabilities                           1,600,976              3,035,797
      Sales taxes payable                       167,841                255,913
      Income taxes payable                      257,067                (59,885)
      Other long term liabilities               267,090                213,517
                                              ---------              ---------

      Net cash provided by (used in)
        operating activities                   (945,693)             1,175,119
                                              ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment          (2,275,065)            (2,649,724)
                                              ---------              ---------

     Net cash used in investing activities   (2,275,065)            (2,649,724)
                                              ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from stock options exercised        36,352                116,291
Tax benefit of stock option exercises           141,780                130,616
Net proceeds from warrant exercise            5,579,987                    -
Proceeds from notes payable                     144,269                    -
Repayment of notes payable and
  capital leases                             (1,054,789)              (146,120)
                                              ---------                -------

     Net cash provided by financing
       activities                             4,847,599                100,787
                                              ---------                -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            1,626,841             (1,373,818)

CASH AND CASH EQUIVALENTS,
  beginning of year                           3,237,698              4,864,539
                                              ---------              ---------

CASH AND CASH EQUIVALENTS,
  end of year                                $4,864,539            $ 3,490,721
                                             ==========            ===========

SUPPLEMENTAL NONCASH INVESTING AND
  FINANCING ACTIVITIES:

Assets financed through capital
  lease obligations                          $ 155,000             $      -
Interest paid                                $ 187,444             $  146,289
Income taxes paid                            $  41,644             $  282,213

The accompanying notes are an integral part of these consolidated financial statements

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Consolidation

The Great Train Store Company (the "Company") operates a chain of specialty retail stores known as The Great Train Stores, which sell train-themed merchandise including model trains, toys, books, video tapes, apparel, and related merchandise. As of January 3, 1998, the Company operated forty-two stores in twenty-three states and the District of Columbia.

The Company's fiscal year is based on a 52/53 week retail calendar ending on the Saturday closest to December 31. Fiscal year 1997 consisted of a 53 week period ended January 3, 1998 as compared to fiscal 1996 which consisted of a 52 week period ended December 28, 1996. The consolidated financial statements present the results of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of less than 90 days cash equivalents. Substantially all of the Company's cash at December 28, 1996 and January 3, 1998 was invested in money market funds. The carrying value of these instruments approximates market value due to their short maturities.

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market.

Property and Equipment

Property and equipment are stated at cost. The costs of additions and improvements which substantially extend the useful life of an asset are capitalized. Repair and maintenance costs are charged to expense when incurred. When assets are sold or otherwise disposed of, the estimated costs and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is included in income or expense. The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursements, was approximately $50,000 and $139,000 respectively during fiscal 1996 and fiscal 1997.

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

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which became effective on a retroactive basis with the issuance of the Company's consolidated financial statements for fiscal 1997. Accordingly, the Company has restated its prior year earnings per share data to conform with SFAS 128.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of additional shares that would have resulted from potentially dilutive securities.

                                                          1996           1997
                                                          ----           ----
    Weighted Average of Common Stock
       Outstanding                                     3,663,780      4,401,225
    Common Stock Equivalents                             193,300        196,737
                                                       ---------      ---------
    Weighted Average of Common Stock Outstanding
      and Common Stock Equivalents                     3,857,080      4,597,962
                                                       =========      =========

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Since the Company grants stock options with an exercise price equal to the current market price of the stock on the grant date, no compensation expense is recorded. Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected not to adopt the recognition provisions of SFAS 123.

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

2.   REVOLVING LINE OF CREDIT

Subsequent to year end, the Company replaced its existing $8 million facility with a $15 million revolving line of credit with BankAmerica Business Credit, Inc. The initial term of the facility is three years and it is secured by certain assets of the Company, primarily inventory. The revolving credit facility provides a source of additional liquidity to manage cash flow and provide capital for expansion. As of January 3, 1998, there was no balance outstanding on the $8 million Bank One facility.

3.   INCOME TAXES

Income tax expense for the years ended December 28, 1996 and January 3, 1998 consisted of the following:

                                                     1996                  1997
                                                     ----                  ----

   Federal income taxes - current                  $389,494           $ 341,332
   Federal income taxes - deferred                 (150,193)           (121,617)
   State income taxes - current                      40,000              11,612
                                                   --------             -------
                                                  $ 279,301           $ 231,327
                                                 ==========           =========

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income for the years ended December 28, 1996 and January 3, 1998, respectively, as a result of the following:

                                                      1996                 1997
                                                      ----                 ----

    Computed "expec$ed" tax expense                $ 357,520         $  218,260
    State income tax, net of federal
      tax benefit                                     26,400              7,664
    Change in the beginning-of-the-year
      balance of the valuation allowance
      for deferred tax assets allocated
      to income tax expense                         (107,507)               -
    Other
                                                       2,888              5,403
                                                     -------            -------
                                                  $  279,301        $   231,327
                                                  ==========        ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 3, 1998 are presented below:

    Deferred tax assets:
      Deferred rent                                              $ 267,240
      Other                                                         73,016
                                                                  --------
    Total deferred tax assets                                      340,256
    Deferred tax liabilities - property and equipment              (23,912)
                                                                  --------
    Net deferred tax assets                                      $ 316,344
                                                                 =========

The Company did not record a valuation allowance for deferred tax assets at January 3, 1998 nor at December 28, 1996. The net change in the total valuation allowance was a decrease of $107,507 for the year ended December 28, 1996. In assessing the realizibility of deferred tax assets, management considers the carryback potential, the scheduled reversal of deferred tax assets and liabilities, future taxable income and tax planning strategies. Management believes that it is more likely than not the Company will realize the benefits of these deductible differences at January 3, 1998.

4.   COMMITMENTS

Leases

The Company conducts its retail operations from leased locations with initial lease terms ranging from five to twelve years. Certain store leases provide for contingent rentals based on sales levels and require payment for all or part of the applicable real estate taxes, common area maintenance, and certain other allowable expenses. In addition, some stores lease obligations are secured by fixtures and equipment of the Company. The Company also leases its central offices under a five year operating lease.

The Company records base rental expense using the straight-line method over the life of the lease and, accordingly, has recorded a deferred liability of approximately $786,000 at January 3, 1998, representing the excess of straight-line rental expense over amounts paid.

Total rental expense under all noncancelable operating leases totaled approximately $1,448,000 and $2,388,000 for the years ended December 28, 1996 and January 3, 1998 respectively. Included in these amounts is contingent rent of approximately $224,000 and $281,000 for the years ended December 28, 1996 and January 3, 1998 respectively.

The Company has capital leases payable to a finance company which are secured by certain property and equipment. These leases are payable in monthly installments (together with interest) at rates ranging from 12.1% to 16.8%. At January 3, 1998, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were approximately $716,000 and $423,000 respectively.

Scheduled future minimum lease payments under all lease commitments with initial or noncancelable terms in excess of one year are as follows:

                                                  Operating            Capital
    1998.............................             2,982,014          $  122,312
    1999.............................             2,919,961             122,312
    2000.............................             2,816,450             100,430
    2001.............................             2,794,266              22,453
    2002.............................             2,766,566                 -
    Thereafter ......................            11,190,522                 -
                                                 ----------              ------

     Total minimum payments                     $25,469,779        $    367,507
                                                 ----------
     Less interest                                                       69,789
     Less current portion                                                85,497
     Capital lease obligations, net of
        current portion                                            $    212,221
                                                                   ============

5.   STOCKHOLDERS' EQUITY:

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

As of January 3, 1998, the underwriter in the Company's initial public offering has outstanding an option to purchase up to 120,000 shares of the Company's common stock at $7.25 per share. The underwriter's option expires on August 4, 1999.

In May 1994 the Company completed a private placement consisting of promissory notes and warrants (which expire in May 1999) to purchase up to 187,500 shares of common stock at $4.50 per share. The promissory notes were repaid with net proceeds from the Company's initial public offering.

On August 4, 1996, 1,226,169 (or 98.5%) of the Company's 1,245,000 outstanding warrants to purchase the Company's common stock at $5.00 per share were exercised. Net proceeds to the Company were approximately $5,580,000.

The Company's 1994 Incentive Compensation Plan provides for the granting of restricted stock awards and incentive and nonqualified stock options. Options are granted at the current market price on the date of grant and typically terminate ten years from the date of grant. A portion of these options first become exercisable on the second anniversary of the date of grant and vest ratably over a period of five years. Additionally, pursuant to the Company's 1994 Director Stock Option Plan, nonqualified stock options may be issued to non-employee directors. Director's options become exercisable on the first anniversary of the date of grant. The following summary sets forth the activity under the plans:

                                   Incentive                         Director
                              Compensation Plan                Stock Option Plan

                                   Weighted                          Weighted
                                    Average                          Average
                       Options   Exercise Price     Options       Exercise Price

Outstanding at
December 30, 1995      154,700        $3.87         30,000              $4.25

   Granted             216,600        $5.84         10,000              $5.63
   Exercised            (6,950)       $3.07         (5,000)             $3.00
   Forfeited           (16,300)       $5.16            -                   -
                      --------                       ------

Outstanding at
December 28, 1996      348,050        $5.05         35,000             $4.82

   Granted             228,150        $7.96         20,000             $7.88
   Exercised           (22,650)       $3.19        (10,000)            $4.41
   Forfeited           (89,950)       $5.91            -                  -
                      --------                      ------

Outstanding at
January 3, 1998        463,600        $6.40         45,000             $6.27
                       =======                      ======

Exercisable at
January 3, 1998         30,750        $3.69         25,000             $4.99
                      ========                     =======
Reserved and available
for grant at
January 3, 1998        166,800                      40,000
                      ========                      ======

At January 3, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.00 - $9.25 and 8.6 years for the Incentive Compensation Plan and $3.00 - $7.88 and 5.6 years for the Director Stock Option Plan, respectively.

The per share weighted-average fair value of stock options granted during fiscal 1996 and fiscal 1997 was $3.57 and $4.83, respectively for the Incentive Compensation Plan and $2.59 and $3.67 for the Director Stock Option Plan, respectively, on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:

                            Incentive Compensation        Director Stock Option
                                    Plan                          Plan
                            1996            1997          1996             1997
Expected dividend yield       -               -             -                -
Risk-free interest rate     6.4%            6.4%           6.9%            6.6%
Expected life in years       10              10             5               10
Expected volatility          40%             59%            40%             59%

The Company applies APB 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                        1996              1997
                                                        ----              ----
Net Income:                 As reported            $ 772,228          $ 410,613
                            Pro forma              $ 687,928          $ 191,165

Diluted Earnings Per Share: As reported               $ 0.21             $ 0.09
                            Pro forma                 $ 0.18             $ 0.04

Pro forma net income reflects only options granted in fiscal 1995 and later. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years for the Incentive Compensation Plan and one year for the Director's Stock Option Plan; and compensation cost for options granted prior to January 1, 1995 is not considered.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE GREAT TRAIN STORE COMPANY



March 16, 1998                      /s/ Cheryl A. Taylor
-----------------------------        -------------------------------------------
Date                                Cheryl A. Taylor
                                    Vice President - Finance and Administration

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

March 16, 1998                      /s/ James H. Levi
-----------------------------       ------------------------------------------
Date                                James H. Levi
                                    President, Chief Executive Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer)

March 16, 1998                      /s/ Cheryl A. Taylor
-----------------------------       ------------------------------------------
Date                                Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    (Principal Financial and Accounting Officer)

March 16, 1998                      /s/ Joel S. Pollack
-----------------------------       ------------------------------------------
Date                                Joel S. Pollack
                                    Director

March 16, 1998                      /s/ John J. Schultz
----------------------------        ------------------------------------------
Date                                John J. Schultz
                                    Director

March 16, 1998                      /s/ Charles M. Tureen
----------------------------        ------------------------------------------
Date                                Charles M. Tureen
                                    Director

March 16, 1998                      /s/ Robert M. Warner
----------------------------        ------------------------------------------
Date                                Robert M. Warner
                                    Director

                                  EXHIBIT INDEX

Exhibit
Number                               Description                           Page
------                               -----------                           ----
3.1  *   Certificate of Incorporation of the Registrant...............
3.2  *   Bylaws of the Registrant.....................................
4.1  *   Form of Stock Certificate....................................
4.3  *   Form of Bridge Warrants......................................
4.4  *   Form of Underwriter's Option.................................
10.1 *** The Great Train Store Company Amended and Restated 1994
         Incentive Compensation Plan..................................
10.2 *   The Great Train Store Company 1994 Director Stock
         Option Plan..................................................
10.4 *   Form of Employment Agreement with James H. Levi..............
10.6 *   The Great Train Store Partners, L.P. Agreement of Limited
         Partnership dated as of September 1, 1990, as amended.........
10.9 **  First Amendment to The Great Train Store Company 1994
         Director Stock Option Plan...................................
10.13*** Second Amendment to The Great Train Store Company 1994
         Director Stock Option Plan..................................
10.14    Amended and Restated Loan and Security Agreement dated as
         of January 27, 1998 with BankAmerica Business Credit, Inc....
21.1     Subsidiaries of the Registrant...............................
23.1     Independent Auditors' Consent................................
27.1     Financial Data Schedule (filed only in EDGAR format).........
99.1**** Cautionary Statements Identifying Important Factors
         that Could Cause the Company's Actual Results to Differ
         from those Projected in Forward Looking Statements...........

---------------

* Incorporated by reference to Registrant's Registration Statement on Form SB-2 (commission file no.33-79554) first filed on June 1, 1994

** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 30, 1995.

*** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Commission file No. 333-37705) filed on October 10, 1997.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 27, 1997.