Form 10QSB
period 1998-04-04
GREAT TRAIN STORE CO
filed 1998-05-18
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirteen week period ended April 4, 1998.

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

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                                   Number of Shares Outstanding
          Title of Class                              as of April 4, 1998
          --------------                             --------------------

    Common Stock $0.01 par value                           4,415,764

                          THE GREAT TRAIN STORE COMPANY


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                  April 4, 1998


                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                            Page

     Unaudited Consolidated Balance Sheet as of April 4, 1998              3

     Unaudited  Consolidated  Statements  of Operations  for the
     thirteen  weeks ended March 29, 1997 and April 4, 1998                4

     Unaudited  Consolidated  Statements  of Cash Flows for the
     thirteen  weeks ended March 29, 1997 and April 4, 1998                5

     Notes to Unaudited Consolidated Financial Statements                  6

ITEM 2.  Management's Discussion and Analysis                              7

                           PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                 10


SIGNATURE PAGE                                                            11

EXHIBIT INDEX                                                             12

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                            April 4, 1998
                                                          -----------------
CURRENT ASSETS:
   Cash and cash equivalents                               $   420,208
   Merchandise inventories                                   7,614,009
   Accounts receivable and
     other current assets                                      865,156
                                                          ------------

       Total current assets                                  8,899,373

PROPERTY AND EQUIPMENT:
   Store construction and leasehold
   improvements                                              5,136,058
   Furniture, fixtures and equipment                         2,734,793
                                                          ------------
                                                             7,870,851
   Less accumulated depreciation and
    amortization                                             2,057,862
                                                          ------------

       Property and equipment, net                           5,812,989

DEFERRED TAXES                                                 369,012
OTHER ASSETS, net                                            1,044,250
                                                          ------------

       Total assets                                       $ 16,125,624
                                                          ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities               $ 1,003,393
   Sales taxes payable                                        147,982
   Current portion of capital lease obligations                87,477
                                                          -----------

        Total current liabilities                           1,238,852

CAPITAL LEASE OBLIGATIONS, net of current portion             188,867
LINE OF CREDIT PAYABLE                                      2,947,685
DEFERRED RENT AND OTHER LIABILITIES                           915,471
                                                          -----------

        Total liabilities                                   5,290,875
                                                          -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock: $.01 par value; 2,000,000
   Shares authorized; none issued                                 -
   Common stock: $.01 par value; 18,000,000
   shares authorized; 4,415,764 shares issued
   and outstanding                                             44,158
   Additional paid-in capital                              10,444,765
   Retained earnings                                          345,826
                                                          -----------

         Total stockholders' equity                        10,834,749
                                                          -----------

         Total liabilities and
         stockholders' equity                             $16,125,624
                                                          ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              For the Thirteen Weeks Ended
                                          March 29, 1997           April 4, 1998
                                          --------------           -------------

NET SALES                                 $    3,890,121           $  5,366,886

COST OF SALES                                  2,063,709              3,488,763
                                          --------------           ------------

      Gross profit                             1,826,412              1,878,123
                                          --------------           ------------

OPERATING EXPENSES:
   Store operating expenses                      962,574              1,314,901
   Occupancy expenses                            799,144              1,151,834

   Selling, general and
     administrative expenses                     715,928                952,328

   Depreciation and amortization
      expenses                                   163,735                235,745
                                           -------------           ------------

       Total operating expenses                2,641,381              3,654,808
                                           -------------           ------------

OPERATING LOSS                                  (814,969)            (1,776,685)
                                           -------------           -------------

OTHER INCOME (EXPENSE):
   Interest expense                              (34,097)              (135,582)
   Interest income                                32,424                  5,379
   Other income                                    3,908                  8,959
                                           --------------           ------------

      Total other income
        (expense), net                             2,235               (121,244)
                                           -------------            ------------

LOSS BEFORE INCOME TAXES                        (812,734)            (1,897,929)

INCOME TAX BENEFIT                              (300,712)              (702,233)
                                           --------------           ------------

NET LOSS                                      $ (512,022)           $(1,195,696)
                                           ==============           ============

BASIC EARNINGS PER SHARE                      $    (0.12)           $     (0.27)
                                           ==============           ============

DILUTED EARNINGS PER SHARE                    $    (0.12)           $     (0.27)
                                           ==============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING            4,387,148              4,415,764


       The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 For the Thirteen Weeks Ended
                                                March 29, 1997     April 4, 1998
                                                --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income                                     $  (512,022)     $ (1,195,696)
   Adjustments to reconcile net
    income to net cash used in
       operating activities:
          Depreciation and amortization               163,735           235,745
          Deferred income taxes                       (22,553)          (52,668)
          Amortization of unearned compensation -
            restricted stock                              516                -
          Changes in assets and
          liabilities:
            Merchandise inventories                   (31,485)        1,364,780
            Accounts receivable and other
              current assets                          401,855           617,090
            Other assets                              (86,353)         (734,686)
            Accounts payable and accrued
              liabilities                          (1,734,017)       (5,040,706)
            Sales taxes payable                      (302,225)         (512,565)
            Income taxes payable                     (261,280)         (241,716)
            Other long term
              liabilities                                  -             46,174
                                                  ------------      ------------

            Net cash used in
             operating activities                  (2,383,829)       (5,514,248)
                                                 -------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property and equipment          (556,548)         (478,756)
                                                 -------------      ------------

             Net cash used in investing
               activities                            (556,548)         (478,756)
                                                 -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

        Net proceeds from stock options
        exercised                                      37,833                -
        Proceeds from notes
        payable                                            -          2,947,685
        Repayment of notes payable and
          capital leases                              (23,564)          (25,194)
                                                 -------------       -----------

              Net cash provided by financing
                activities                             14,269         2,922,491
                                                 ------------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (2,926,108)       (3,070,513)

CASH AND CASH EQUIVALENTS, beginning of period      4,864,539         3,490,721
                                                 -------------       -----------

CASH AND CASH EQUIVALENTS, end of period         $  1,938,431           420,208
                                                 =============       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

        Interest paid                            $     35,687        $   72,034
        Income taxes paid                        $    261,280           246,149


               The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of and for the thirteen week periods ended April 4, 1998 and March 29, 1997 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim reporting and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales. Historically, the fourth quarter has accounted for a significantly disproportionate share of the Company's sales and earnings. These statements should be read in conjunction with the financial statements and notes thereto for the year ended January 3, 1998 included in the Company's 1997 Annual Report on Form 10-KSB as filed with the SEC.

In January 1998, the Company entered into a $15,000,000 revolving line of credit with BankAmerica Business Credit, Inc. The initial term of the facility is three years and is secured by certain assets of the Company, primarily inventory. Outstanding borrowings bear interest at BankAmerica Business Credit, Inc's base lending rate plus .25% and a commitment fee of 0.375% is charged on the unused portion. The revolving credit facility provides a source of additional liquidity to manage cash flow and provide capital for expansion. As of April 4, 1998, there was approximately $2,948,000 outstanding on the revolving line of credit.

As of the date of this report, the Company has opened new stores in Palisades Center in West Nyack, New York and in Hamilton Place, Chattanooga, Tennessee. In addition, the Company has signed leases for additional new stores to open in 1998 in Woodland Hills Mall, Tulsa, Oklahoma; Scottsdale Fashion Square, Scottsdale, Arizona and Lynnhaven Mall in Virginia Beach, Virginia. The Company has also signed a lease for a The Great Train Store Express temporary store which will be open during the summer at Faneuil Hall Marketplace in Boston, Massachusetts.

The AICPA has issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which is required for fiscal years beginning after December 15, 1998. The Company has considered the impact of SOP 98-5 and does not anticipate the adoption of this statement will have any effect on the Company's financial statements.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which became effective on a retroactive basis with the issuance of the Company's consolidated financial statements for fiscal 1997. Accordingly, the Company has restated its prior year earnings per share data to conform with SFAS 128.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of additional shares that would have resulted from potentially dilutive securities. There were no potentially dilutive securities for the quarters ended March 29, 1997 or April 4, 1998.

ITEM 2.  Management's Discussion and Analysis

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

                                              For the Thirteen Weeks Ended
                                          March 29, 1997         April 4, 1998
                                          --------------         -------------
Net Sales                                   100.0%                   100.0%
Cost of Sales                                53.0                     65.0
                                          ---------                -------
     Gross Profit                            47.0                     35.0
Store operating expenses                     24.7                     24.5
Occupancy expenses                           20.5                     21.5
Selling, general & administrative
  expenses                                   18.5                     17.7
Depreciation and amortization                 4.2                      4.4
                                          ---------                -------
     Operating loss                         (20.9)                   (33.1)
Interest expense                              (.9)                    (2.6)
Interest income                                .8                       .1
Other income                                   .1                       .2
                                         ----------              ---------
     Loss before income taxes               (20.9)                   (35.4)
Income taxes                                  7.7                     13.1
                                          ---------                -------
     Net loss                               (13.2)%                  (22.3)%

Comparison of the Thirteen Week Period Ended March 29, 1997 to the Thirteen Week Period Ended April 4, 1998

Net sales increased approximately $1,477,000 or 38.0%, for the thirteen weeks ended April 4, 1998, compared with the corresponding period last year. Of this increase, approximately $1,517,000 was attributable to net sales generated by new stores not included in the comparable store calculation. This increase was partially offset by a decrease in comparable store sales of approximately $40,000 or 1.1%. The calculation of comparable store sales includes sales for stores open in all periods for both fiscal years. The Company notes two factors related to the retail calendar which significantly impacted the first quarter sales comparison. The week after Christmas, which is typically a significant sales week, was excluded from the first quarter of 1998 due to the 53-week year in 1997. When the Company compares the more comparable weeks, on a calendar basis, comparable store sales increased by 1.0%. In addition, comparable store sales were significantly impacted by the Easter shopping season falling in the second quarter for the retail calendar in 1998. Prior to the last 12 days of the quarter, which were the 12 days before Easter Sunday during 1997, the Company's comparable stores were performing at 1.3% ahead of last year.

Gross profit increased approximately $52,000 or 2.8%, for the thirteen weeks ended April 4, 1998, compared with the corresponding period last year. As a percentage of net sales, gross profit decreased to 35.0% for the thirteen weeks ended April 4, 1998, compared with 47.0% in the corresponding period last year. The decrease in gross margin was primarily related to significant markdowns of certain product lines and the cost of a regional realignment of the Company's inventory. In an effort to improve the Company's inventory turn and increase sales by improving the in-stock position in key product for all stores, the Company significantly refined its product selection during the first quarter of 1998. The Company initiated a comprehensive program to reallocate the existing inventory, primarily rail line specific merchandise such as, train hobby merchandise, books, videos and apparel, to the appropriate region of the country where the respective rail line is indigenous. Such program involved transfer cost among stores and certain markdowns where deemed necessary. This process already has successfully resulted in a 5.8% decrease in average store inventory as of April 4, 1998 when compared to the inventory level at March 29, 1997.

Store operating expenses increased approximately $352,000 or 36.6%, for the thirteen weeks ended April 4, 1998, compared with the corresponding period last year. Approximately $369,000 resulted from the operation of the stores which were not open in the comparable period in 1997. This increase was partially offset by a decrease in comparable store expenses of approximately $17,000. As a percentage of net sales, store operating expenses decreased to 24.5% for the thirteen weeks ended April 4, 1998, compared with 24.7% for the corresponding period last year.

Occupancy expenses increased approximately $353,000, or 44.1%, for the thirteen weeks ended April 4, 1998, compared with the corresponding period last year. Occupancy expenses increased approximately $360,000 due to the stores which were not open in the comparable period in 1997. This increase was partially offset by a decrease in comparable store expenses of approximately $7,000. As a percentage of net sales, overall occupancy expenses increased to 21.5% for the thirteen weeks ended April 4, 1998, compared with 20.5% for the corresponding period last year. This percentage change resulted from the Company opening new stores at an increasing rate which may not yet have developed to their full sales potential, therefore, causing occupancy expenses to result in a higher percentage of sales for the first quarter following the opening holiday season.

Selling, general and administrative expenses increased approximately $236,000, or 33.0%, for the thirteen weeks ended April 4, 1998, compared with the corresponding period last year. The increase is due to the overall growth of the Company and is primarily due to supervision and administrative expenses related to the increased number of stores. The Company anticipates that selling, general and administrative expenses will increase further as a result of increased staffing and other costs in anticipation of opening additional stores pursuant to the Company's expansion strategy. As a percentage of net sales, selling, general and administrative expenses decreased to 17.7% for the first quarter of 1998, from 18.5% for the same period in 1997. This percentage change resulted from the relatively fixed nature of selling, general and administrative expenses and the increase in net sales experienced by the Company in the period. The Company anticipates that, as additional stores are opened, selling, general and administrative expenses will continue to increase at a slower rate than the rate of sales growth. Depreciation and amortization expense increased approximately $72,000, or 44.0%, for the thirteen weeks ended April 4, 1998, compared with the corresponding period last year. Approximately $69,000 of this increase was the result of depreciation of assets in new stores opened subsequent to the first fiscal quarter of 1996. As a percentage of net sales, depreciation and amortization increased as a percentage of net sales to 4.4% for the thirteen weeks ended April 4, 1998 from 4.2% for the same period in 1997.

Interest expense increased approximately $101,000 or 297.6% for the thirteen weeks ended April 4, 1998, compared with the corresponding period last year. This increase resulted from increased borrowings on the line of credit due to anticipated seasonal net losses for additional open stores in 1998 compared to the same period in 1997, as well as, a fee related to the termination of the Company's previous line of credit which was replaced during the first quarter of 1998.

The Company's pretax loss increased from 20.9% of sales in the first fiscal quarter of 1997 to 35.4% for the first fiscal quarter of 1998. The Company recorded an income tax benefit of approximately $702,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $1,196,000 for the thirteen weeks ended April 4, 1998, compared with a net loss of approximately $512,000 for the corresponding period last year. As a percentage of net sales, net loss increased to 22.3% for the first quarter of 1998, from 13.2% for the first quarter of 1997.

Liquidity and Capital Resources

For the thirteen weeks ended April 4, 1998, net cash used in operating activities was approximately $5,514,000 compared with approximately $2,384,000 for the corresponding period last year. The increase in net cash used in operating activities results from the timing of payments and the increased activity due to the larger number of stores and seasonal net losses as adjusted for non-cash items.

In January 1998, the Company entered into a $15,000,000 revolving line of credit with BankAmerica Business Credit, Inc. The initial term of the facility is three years and it is secured by certain assets of the Company, primarily inventory. The line of credit will be used to provide a source of additional liquidity to manage cash flow and provide capital for expansion. As of April 4, 1998, there was approximately $2,948,000 outstanding on the revolving line of credit.

As of the date of this report, the Company has opened new stores in Palisades Center in West Nyack, New York and in Hamilton Place, Chattanooga, Tennessee. In addition, the Company has signed leases for additional new stores to open in 1998 in Woodland Hills Mall, Tulsa, Oklahoma; Scottsdale Fashion Square, Scottsdale, Arizona and Lynnhaven Mall in Virginia Beach, Virginia. The Company has also signed a lease for a The Great Train Store Express temporary Store which will be open during the summer at Faneuil Hall Marketplace, Boston, Massachusetts.

The Company is actively engaged in a program to ensure its computer systems will be Year 2000 compliant. Such plans provide for the conversion efforts to be completed by the end of 1999. The "Year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. The cost of such project is expected to not be significant and to be funded through operating cash flows and/or the Company's line of credit or possibly through additional equipment financing.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (A)      See Exhibit Index.

          (B) No current reports on Form 8-K have been filed during the thirteen week period ended April 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE GREAT TRAIN STORE COMPANY



                                    /s/ Cheryl A. Taylor
Date: May 15, 1998                  Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit No.           Description                                         Page

      27.1        Financial Disclosure Schedule          .