Form 10QSB
period 1998-07-04
GREAT TRAIN STORE CO
filed 1998-08-14
CIK 924380

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twenty-six week period ended July 4, 1998.

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                              Number of Shares Outstanding
Title of Class                                       as of July 4, 1998
------------------                                  -------------------

Common Stock $0.01 par value                               4,415,764

                          THE GREAT TRAIN STORE COMPANY


           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                  July 4, 1998



                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                       Page

    Unaudited Consolidated Balance Sheet as of  July 4, 1998          3

    Unaudited Consolidated Statements of Operations
    for the thirteen and twenty-six weeks ended June 28, 1997
    and July 4, 1998                                                  4

    Unaudited Consolidated Statements of Cash Flows for the
    twenty-six weeks ended June 28, 1997 and July 4, 1998             5

    Notes to Unaudited Consolidated Financial Statements              6

ITEM 2.  Management's Discussion and Analysis                         8


                           PART II - OTHER INFORMATION

ITEM 5.  Other Information                                           11

ITEM 6.  Exhibits and Reports on Form 8-K                            13

SIGNATURE PAGE                                                       14

EXHIBIT INDEX                                                        15

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                               July 4, 1998
                                                             -----------------
CURRENT ASSETS:
      Cash and cash equivalents                                     $ 219,085
      Merchandise inventories                                       8,011,406
      Accounts receivable and other current assets                    641,931
                                                             -----------------

                Total current assets                                8,872,422

PROPERTY AND EQUIPMENT:
      Store construction and leasehold improvements                 5,572,387
      Furniture, fixtures, and equipment                            2,934,481
                                                             -----------------
                                                                    8,506,868
      Less accumulated depreciation and amortization               (2,311,092)
                                                             -----------------

                Property and equipment, net                         6,195,776

DEFERRED TAXES                                                      1,591,190
OTHER ASSETS, net                                                     644,898
                                                             -----------------

                Total assets                                     $ 17,304,286
                                                             =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                    $ 1,522,278
      Sales taxes payable                                             144,559
      Current portion of capital lease obligations                    177,818
                                                             -----------------

                Total current liabilities                           1,844,655

CAPITAL LEASE OBLIGATIONS, net of current portion                     364,259
LINE OF CREDIT PAYABLE                                              1,272,049
DEFERRED RENT AND OTHER LIABILITIES                                1,063,404
SUBORDINATED DEBENTURES                                             2,842,231
                                                             -----------------

                Total liabilities                                   7,386,598
                                                             -----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
      Preferred stock; $.01 par value; 2,000,000 shares
           authorized; none issued
      Common stock; $.01 par value; 18,000,000 shares
          authorized; 4,415,764 shares issued and outstanding          44,158
      Additional paid-in capital                                   10,444,765
      Warrants                                                         76,006
      Accumulated deficit                                            (647,241)
                                                             -----------------

                Total stockholders' equity                          9,917,688
                                                             -----------------

                Total liabilities and stockholders' equity       $ 17,304,286
                                                             =================


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           For the Thirteen Weeks Ended           For the Twenty-Six Weeks Ended
                                           June 28, 1997    July 4, 1998          June 28, 1997   July 4, 1998
                                         --------------------------------        -------------------------------
NET SALES                                    $ 4,015,005     $ 5,132,035           $ 7,905,126     $ 10,498,921

COST OF SALES                                  2,106,807       2,939,243             4,170,516        6,428,006
                                         ----------------   -------------        --------------   --------------
         Gross profit                          1,908,198       2,192,792             3,734,610        4,070,915
                                         ----------------   -------------        --------------   --------------

OPERATING EXPENSES:
     Store operating expenses                    897,143       1,292,769             1,859,717        2,607,670
     Occupancy expenses                          830,377       1,208,699             1,629,521        2,360,532
     Selling, general and
       administrative expenses                   911,393         874,444             1,627,321        1,826,773
     Depreciation and amortization
       expenses                                  197,742         258,926               361,477          494,671
                                         ----------------   -------------        --------------   --------------
         Total operating expenses              2,836,655       3,634,838             5,478,036        7,289,646
                                         ----------------   -------------        --------------   --------------

OPERATING LOSS                                  (928,457)     (1,442,046)           (1,743,426)      (3,218,731)
                                         ----------------   -------------        --------------   --------------
OTHER INCOME (EXPENSE):
     Interest expense                            (37,403)       (126,194)              (71,500)        (261,776)
     Interest income                              11,922           3,661                44,346            9,040
     Other income (expense)                        2,496          (1,101)                6,404            7,858
                                         ----------------   -------------        --------------   --------------
         Total other expense, net                (22,985)       (123,634)              (20,750)        (244,878)
                                         ----------------   -------------        --------------   --------------
LOSS BEFORE INCOME TAXES                        (951,442)     (1,565,680)           (1,764,176)      (3,463,609)

INCOME TAX BENEFIT                              (352,033)       (572,612)             (652,745)      (1,274,846)
                                         ----------------   -------------        --------------   --------------
NET LOSS                                      $ (599,409)     $ (993,068)         $ (1,111,431)    $ (2,188,763)
                                         ================   =============        ==============   ==============
BASIC EARNINGS PER SHARE                         $ (0.14)        $ (0.22)              $ (0.25)         $ (0.50)
                                         ================   =============        ==============   ==============

DILUTED EARNINGS PER SHARE                       $ (0.14)        $ (0.22)              $ (0.25)         $ (0.50)
                                         ================   =============        ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING            4,399,601       4,415,764             4,398,160        4,415,764


The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the Twenty-Six Weeks Ended
                                                                          June 28, 1997            July 4, 1998
                                                                         -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Loss                                                           $   (1,111,431)          $  (2,188,763)
       Adjustments to reconcile net loss to net cash used in
         operating activites:
              Depreciation and amortization                                       361,477                494,671
              Deferred income taxes                                              (652,744)            (1,274,846)
              Amortization of unearned compensation - restricted stock              4,125                      -
              Changes in assets and liabilities:
                   Merchandise inventories                                       (523,541)               967,383
                   Accounts receivable and other current assets                   844,139                840,315
                   Other assets                                                  (188,999)              (130,578)
                   Accounts payable and accrued liabilities                    (1,363,632)            (4,521,821)
                   Sales taxes payable                                           (297,498)              (515,988)
                   Income taxes payable                                          (272,106)              (241,716)
                   Other long term liabilities                                    122,006                110,732
                                                                             --------------       ---------------

                   Net cash used in operating activities                       (3,078,204)            (6,460,611)
                                                                             --------------       ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                                       (898,467)              (814,773)
                                                                             --------------       ---------------

                   Net cash used in investing activities                         (898,467)              (814,773)
                                                                         -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from stock options exercised                                  63,738                       -
       Net proceeds from line of credit                                                -               1,272,049
       Net proceeds from subordinated debentures and warrants                          -               2,791,161
       Repayment of notes payable and capital leases                             (69,896)                (59,462)
                                                                         -----------------       ----------------

                   Net cash provided by (used in) financing activities            (6,158)              4,003,748
                                                                         -----------------       ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,982,829)             (3,271,636)

CASH AND CASH EQUIVALENTS, beginning of period                                 4,864,539               3,490,721
                                                                         -----------------       ----------------

CASH AND CASH EQUIVALENTS, end of period                                  $      881,710         $       219,085
                                                                         =================       ===============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

       Assets acquired through capital lease transactions                 $            -          $      300,000
       Interest paid                                                      $       32,528          $      171,989
       Income taxes paid                                                  $      272,106          $      241,716



The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of and for the thirteen and twenty-six week periods ended June 28, 1997 and July 4, 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales. Historically, the fourth quarter has accounted for a significantly disproportionate share of the Company's sales and earnings. These statements should be read in conjunction with the financial statements and notes thereto for the year ended January 3, 1998 included in the Company's 1997 Annual Report on Form 10-KSB as filed with the SEC.

Prior year balances include certain reclassifications to conform to the current year presentation.

In January 1998, the Company entered into a $15,000,000 revolving line of credit with BankAmerica Business Credit, Inc. The initial term of the facility is three years and borrowings are secured by certain assets of the Company, primarily inventory. Outstanding borrowings bear interest at BankAmerica Business Credit, Inc.'s base lending rate plus 0.25% and a commitment fee of 0.375% is charged on the unused portion. The revolving credit facility provides a source of additional liquidity to manage cash flow and provide capital for expansion. As of July 4, 1998 there was approximately $1,272,000 outstanding on the revolving line of credit.

In June 1998, the Company sold $3,000,000 aggregate principal amount of 12% subordinated debentures due 2003 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $3.75 per share to Tandem Capital. The warrants were allocated an imputed fair value of $76,006 on the date of issuance, resulting in a discount in face amount of the subordinated debentures, using the Black-Sholes Option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 40.0%; risk free interest rate of 5.04%; an expected life of four years; and a block trading discount. Net proceeds to the Company from the sale of these securities were approximately $2,790,000 and are expected to be used to support new store openings in 1998 and 1999 and for general working capital purposes. The subordinated debentures are secured by certain assets, primarily fixtures and equipment. Upon satisfaction of certain conditions, the Company was granted the right to require Tandem to purchase an additional $2,000,000 aggregate principal amount of such debentures and warrants to purchase 116,667 shares of common stock at an exercise price based on the fair market value of such shares on the date of issuance. The Company has the right to repay the subordinated debentures at any time without penalty. If not previously repaid, Tandem will receive additional warrants at the end of each year, exercisable at a price based on the fair market value of such shares on the date of issuance. The warrants anticipated to be issued in the future periods have been recorded at an aggregate fair value of $83,376 using the Black-Sholes Option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 40.0%; risk free interest rate of 5.04%; an expected life of four years; and a block trading discount. The aggregate fair value of these warrants is reflected on the balance sheet in deferred financing charges and deferred rent and other liabilities. Prior to their issuance, the fair value assigned to these warrants will be adjusted to reflect their then current estimated fair value.

During 1998, the Company has opened four new stores, the most recent of which opened on July 2 in Virginia Beach, Virginia. The three additional stores were opened in Palisades Center in West Nyack, New York; in Hamilton Place, Chattanooga, Tennessee; and in Woodland Hills Mall in Tulsa, Oklahoma. The Company has also opened a The Great Train Store Express temporary store at Faneuil Hall Marketplace in Boston, Massachusetts. In addition, the Company has signed leases for additional new stores to open in 1998 in Scottsdale Fashion Square, Scottsdale, Arizona; Smith Haven Mall, Lake Grove, New York; The Westchester, White Plains, New York; Fairfield Commons, Dayton, Ohio; Glendale Galleria, Glendale, California; and Newport Fashion Island, Newport Beach, California. The Company has also signed a lease for a store to open in 1999 in Providence Place, Providence, Rhode Island. Additional leases for stores to open in 1998 and 1999 are expected to be signed soon.

The AICPA has issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which is required for fiscal years beginning after December 15, 1998. The Company has considered the impact of SOP 98-5 and does not anticipate the adoption of this statement will have any effect on the Company's financial statements.

The Financial Accounting Standards Board has issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which becomes effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The Company does not anticipate the adoption of this statement will have any effect on the Company's financial statements.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which became effective on a retroactive basis with the issuance of the Company's consolidated financial statements for fiscal 1997. Accordingly, the Company has restated its prior year earnings per share data to conform with SFAS 128.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of additional shares that would have resulted from potentially dilutive securities. There were no potentially dilutive securities for the quarters ended June 28, 1997 or July 4, 1998.

ITEM 2. Management's Discussion and Analysis

Actual results may differ materially from any "forward-looking" statements due to a number of important factors. Those factors include possible difficulties in opening new stores when expected or at all, successfully operating such stores in accordance with the Company's new operating initiatives including attaining sales and gross profit objectives and in general, controlling the Company's central overhead and producing overall profitability as well as satisfying the various requirements of the Company's financial arrangements. These risk factors and others, are more fully discussed in Exhibit 99.1 attached hereto.

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


                                                         For the Thirteen              For the Twenty-six
                                                           Weeks Ended                     Weeks Ended
                                                   June 28, 1997    July 4, 1998  June 28, 1997     July 4, 1998
                                                   -------------    ------------  -------------     ------------

Net Sales                                              100.0%          100.0%         100.0%           100.0%
Cost of Sales                                           52.5            57.3            52.8            61.2
                                                    ---------       ---------        --------          ------
        Gross Profit                                    47.5            42.7            47.2            38.8
Stores operating expenses                               22.3            25.2            23.5            24.8
Occupancy expenses                                      20.7            23.6            20.6            22.5
Selling, general and administrative expenses            22.7            17.0            20.6            17.4
Depreciation and amortization expenses                   4.9             5.0             4.6             4.7
                                                     --------       --------         -------           -----
        Operating loss                                 (23.1)          (28.1)          (22.1)          (30.6)
Interest expense                                        (0.9)           (2.5)           (0.9)           (2.5)
Interest income                                          0.3             0.1             0.6             0.1
Other income (expense)                                   0.1             0.0             0.1             0.1
                                                     --------        --------         -------           -----
        Loss before income taxes                       (23.6)%         (30.5)%         (22.3)%         (32.9)%
Income tax benefit                                       8.8            11.2             8.3            12.1
                                                     --------       ---------        --------          ------
        Net loss                                       (14.8)%         (19.3)%         (14.0)%         (20.8)%
                                                      =======     ===========         =======         =======


Comparison of the Thirteen Week Period Ended June 28, 1997 to the Thirteen Week Period Ended July 4, 1998

Net sales increased approximately $1,117,000 or 27.8%, for the thirteen weeks ended July 4, 1998, compared with the corresponding period last year. Of this increase, approximately $1,342,000 was attributable to net sales generated by stores which were not open for both periods compared. This increase was partially offset by a decrease in comparable store sales of approximately $225,000 or 6.0%. Comparable store sales are calculated based on the stores open in all periods for both fiscal years. The Company experienced a significant problem which began in 1997 and continued into 1998 related to stock outages of some of the Company's best and fastest selling merchandise. This was further exacerbated by a timing problem caused by a licensor (Britt Allcroft) of the very popular Thomas the Tank Engine merchandise who canceled certain licenses which were held by vendors before new licenses were in place and producing properly and a similar abrupt change in the method of distribution of a major vendor (Tomy) which resulted in a hiatus in shipments. The new Thomas licenses are now in place and beginning to ship adequate supplies of the product as well as new and expanded product lines, and Tomy's U.S. distribution arrangements have been favorably resolved. However, in the interim, this hiatus in availability, although primarily related to only four vendors, was significant to the Company. If the sales in the prior period of merchandise from the vendors involved are excluded from the calculation, all other comparable store sales increased by approximately $10,000 or 0.3% in the thirteen weeks ended July 4, 1998. The Company continues to implement significant changes in its merchandise programs and believes it has made much progress in ensuring more timely replenishment, regionally realigning the merchandise carried in its various stores, obtaining new and exciting product (much of it exclusive to The Great Train Stores) and developing important new relationships with many of its vendors.

Gross profit increased approximately $285,000 or 14.9%, for the thirteen weeks ended July 4, 1998, compared with the corresponding period last year. As a percentage of net sales, gross profit decreased to 42.7% for the thirteen weeks ended July 4, 1998 compared with 47.5% for the corresponding period last year. The decrease in gross margin was primarily related to significant markdowns of certain product lines and the costs associated with a regional realignment of the Company's inventory. In an effort to improve the Company's inventory turn and to increase sales by improving the in-stock position in key product for all stores, the Company significantly refined product selection during the first part of 1998, balancing its overall inventories among the stores and significantly reducing slow moving items. The Company also initiated a comprehensive program to reallocate the existing inventory, primarily rail-line specific merchandise such as train hobby merchandise, books, videos and apparel, to the appropriate region of the country where the rail line is indigenous. This involved significant transfer costs and certain markdowns where necessary. This process has already successfully resulted in a 15.5% decrease in average store inventory as of July 4, 1998 when compared to the inventory level at June 28, 1997.

Store operating expenses increased approximately $396,000 or 44.1%, for the thirteen weeks ended July 4, 1998, compared with the corresponding period last year. The increase was primarily due to approximately $366,000 of store operating expense for the stores which were not open in both periods and an increase of approximately $30,000 in comparable store expenses. As a percentage of net sales, store operating expenses increased to 25.2% for the thirteen weeks ended July 4, 1998, compared with 22.3% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

Occupancy expenses increased approximately $378,000, or 45.6%, for the thirteen weeks ended July 4, 1998, compared with the corresponding period last year. Approximately $336,000 of the increase in occupancy expenses was attributable to the stores which were not open for both periods compared. In addition, approximately $42,000 of the increase was related to comparable store rent expense. As a percentage of net sales, overall occupancy expenses increased to 23.6% for the thirteen weeks ended July 4, 1998, compared with 20.7% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

Selling, general and administrative expenses decreased approximately $37,000, or 4.1%, for the thirteen weeks ended July 4, 1998, compared with the corresponding period last year. The decrease in selling, general and administrative expenses was primarily due to the Company's ability to operate efficiently with the elimination of several positions by automating processes and streamlining functions. As a percentage of net sales, selling, general and administrative expenses decreased to 17.0% for the second quarter of 1998, from 22.7% for the same period in 1997. The Company anticipates that, as additional stores are opened, selling, general and administrative expenses will continue to increase but at a slower rate than the rate of sales growth, resulting in a continuing decline in selling, general and administration expenses as a percentage of sales.

Depreciation and amortization expense increased approximately $61,000, or 30.9%, for the thirteen weeks ended July 4, 1998, compared with the corresponding period last year. The increase was primarily due to $74,000 of depreciation and amortization for the stores not open for both periods compared and a decrease of $13,000 for comparable stores. As a percentage of net sales, depreciation and amortization expense increased slightly to 5.0% for the thirteen weeks ended July 4, 1998, from 4.9% for the corresponding period in 1997.

Interest expense increased approximately $89,000, for the thirteen weeks ended July 4, 1998, compared with the corresponding period last year. The increase resulted from increased borrowings on the line of credit due to seasonal net losses for additional open stores in 1998 compared to the same period in 1997 and amortization of closing costs for the BankAmerica Business Credit, Inc. line of credit.

The Company's pretax loss increased to 30.5% of sales for the thirteen weeks ended July 4, 1998 from 23.6% of sales for the corresponding period last year.
The Company recorded an income tax benefit of approximately $573,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $993,000 for the thirteen weeks ended July 4, 1998, compared with a net loss of approximately $599,000 for the corresponding period last year. The Company anticipates that it will continue to incur seasonal net losses during the third quarter of the year. As the Company's stores typically lose money in the first part of the year, the losses in the first half of the year most likely will increase as more stores are opened. As a percentage of net sales, net loss increased to 19.3% from 14.8% of sales for the corresponding period last year.

Comparison of the Twenty-six Week Period Ended June 28, 1997 to the Twenty-six Week Period Ended July 4, 1998

Net sales increased approximately $2,594,000 or 32.8%, for the twenty-six weeks ended July 4, 1998 compared with the corresponding period last year. Of this increase, approximately $2,859,000 was attributable to net sales generated by stores which were not open for both periods compared. This increase was partially offset by a decrease of approximately $265,000 or 3.5% in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire years being compared. The Company experienced a significant problem which began in 1997 and continued into 1998 related to stock outages of some of the Company's best and fastest selling merchandise. This was further exacerbated by a timing problem caused by a licensor (Britt Allcroft) of the very popular Thomas the Tank Engine merchandise who canceled certain licenses which were held by vendors before new licenses were in place and producing properly and a similar abrupt change in the method of distribution of a major vendor (Tomy) which has resulted in a hiatus in shipments. The new Thomas licenses are now in place and beginning to ship adequate supplies of the product as well as new and expanded product lines, and Tomy's U.S. distribution arrangements have been favorably resolved. However, in the interim, this hiatus in availability, although primarily related to only four vendors, was significant to the Company. If the sales in the prior period of merchandise from the vendors involved are excluded from the calculation, all other comparable store sales increased by approximately $78,000 or 1.1% in the first twenty-six weeks of 1998. The Company continues to implement significant changes in its merchandise programs and believes it has made much progress in ensuring more timely replenishment, regionally realigning the merchandise carried in its various stores, obtaining new and exciting product (much of it exclusive to The Great Train Stores) and developing important new relationships with many of its vendors.

Gross profit increased approximately $336,000, or 9.0%, for the twenty-six weeks ended July 4, 1998, compared with the corresponding period last year. As a percentage of net sales, gross profit decreased to 38.8% for the twenty-six weeks ended July 4, 1998 compared to 47.2% of sales in the corresponding period last year. The decrease in gross margin was primarily relates to significant markdowns of certain product lines and the costs associated with a regional realignment of the Company's inventory. In an effort to improve the Company's inventory turn and to increase sales by improving the in-stock position in key product for all stores, the Company significantly refined product selection during the first part of 1998, balancing its overall inventories among the stores and significantly reducing slow moving items. The Company also initiated a comprehensive program to reallocate the existing inventory, primarily rail-line specific merchandise such as train hobby merchandise, books, videos and apparel, to the appropriate region of the country where the rail line is indigenous. This involved significant transfer costs and certain markdowns where necessary. This process has already successfully resulted in a 15.5% decrease in average store inventory as of July 4, 1998 when compared to the inventory level at June 28, 1997.

Store operating expenses increased approximately $748,000, or 40.2%, for the twenty-six weeks ended July 4, 1998, compared with the corresponding period last year. Approximately $735,000 of the increase resulted from the operation of the stores which were not open for both periods compared and an increase in comparable store operating expenses of approximately $13,000. As a percentage of net sales, store operating expenses increased to 24.8% for the twenty-six weeks ended July 4, 1998, compared with 23.5% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

Occupancy expenses increased approximately $731,000, or 44.9%, for the twenty-six weeks ended July 4, 1998, compared with the corresponding period last year. Approximately $696,000 of the increase in occupancy expenses was attributable to the stores which were not open for both periods compared, and approximately $35,000 related to comparable stores. As a percentage of net sales, overall occupancy expenses increased to 22.5% for the twenty-six weeks ended July 4, 1998, from 20.6% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

Selling, general and administrative expenses increased approximately $199,000 or 12.3%, for the twenty-six weeks ended July 4, 1998, compared with the corresponding period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 17.4% for the twenty-six weeks ended July 4, 1998, from 20.6% for the corresponding period last year. The decrease in selling, general and administrative expenses was primarily due to the Company's ability to operate efficiently with the elimination of several positions by automating processes and streamlining functions. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will continue to increase but at a slower rate than the rate of sales growth, resulting in a continuous decrease in selling, general and administrative expenses as a percentage of net sales.

Depreciation and amortization expense increased approximately $133,000, or 36.9%, for the twenty-six weeks ended July 4, 1998, compared with the corresponding period last year. Approximately $143,000 of this increase was the result of depreciation of assets in stores not open for both periods compared. The increase was partially offset by a decrease of $10,000 in comparable stores. As a percentage of net sales, depreciation and amortization expense increased slightly to 4.7% for the twenty-six weeks ended July 4, 1998, from 4.6% for the corresponding period last year.

Interest expense increased approximately $190,000, for the twenty-six weeks ended July 4, 1998, compared with the corresponding period last year. The increase resulted from increased borrowings on the line of credit due to seasonal net losses for additional open stores in 1998 compared to the same period in 1997, as well as, amortization of the closing cost for the BankAmerica Business Credit, Inc. line of credit, and a fee related to the termination of the Company's previous line of credit which was replaced during the first quarter of 1997.

The Company's pretax loss increased to 32.9% of sales for the twenty-six weeks ended July 4, 1998 from 22.3% of sales for the corresponding period last year. The Company recorded an income tax benefit of approximately $1,275,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $2,189,000 for the twenty-six weeks ended July 4, 1998, compared with a net loss of approximately $1,111,000 for the corresponding period last year. The Company anticipates that it will continue to incur seasonal net losses during the third quarter of the year. As the Company's stores typically lose money in the first part of the year, the losses in the first half of the year most likely will increase as more stores are opened. As a percentage of net sales, net loss increased to 20.8% for the first half of 1998, from 14.0% for the first half of 1997.

Liquidity and Capital Resources

The Company's primary uses of cash have been for new store openings, capital expenditures and funding anticipated seasonal operating losses.

For the twenty-six weeks ended July 4, 1998, net cash used in operating activities was approximately $6,461,000 compared to approximately $3,078,000 for the corresponding period last year. The increase in net cash used in operating activities primarily resulted from the timing of payments and the increased activity due to the larger number of stores, a payment of approximately $242,000 in income taxes, and seasonal net losses as adjusted for non-cash items.

In January 1998, the Company entered into a $15,000,000 revolving line of credit with BankAmerica Business Credit, Inc. The initial term of the facility is three years and is secured by certain assets of the Company, primarily inventory. Outstanding borrowings bear interest at BankAmerica Business Credit, Inc.'s base lending rate plus 0.25% and a commitment fee of 0.375% is charged on the unused portion. The revolving credit facility provides a source of additional liquidity to manage cash flow and provide capital for expansion. As of July 4, 1998 there was approximately $1,272,000 outstanding on the revolving line of credit.

In June 1998, the Company sold $3,000,000 aggregate principal amount of 12% subordinated debentures due 2003 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $3.75 per share to Tandem Capital. Net proceeds to the Company from the sale of these securities were approximately $2,790,000 and are expected to be used to support new store openings in 1998 and 1999 and for general working capital purposes. The subordinated debentures are secured by certain assets, primarily fixtures and equipment. Under the terms of purchase, and upon satisfaction of certain conditions, the Company was granted the right to require Tandem to purchase an additional $2,000,000 aggregate principal amount of such debentures and warrants to purchase 116,667 shares of common stock at an exercise price based on the fair market value of such shares on the date of issuance. The Company has the right to repay the subordinated debentures at any time. If not previously repaid, Tandem will receive additional warrants at the end of each year, exercisable at a price based on the fair market value of such shares on the date of issuance.

During 1998, the Company has opened four new stores, the most recent of which opened on July 2 in Virginia Beach, Virginia. The three additional stores were opened in Palisades Center in West Nyack, New York; in Hamilton Place, Chattanooga, Tennessee; and in Woodland Hills Mall in Tulsa, Oklahoma. The Company has also opened a The Great Train Store Express temporary store at Faneuil Hall Marketplace in Boston, Massachusetts. In addition, the Company has signed leases for additional new stores to open in 1998 in Scottsdale Fashion Square, Scottsdale, Arizona; Smith Haven Mall, Lake Grove, New York; The Westchester, White Plains, New York; Fairfield Commons, Dayton, Ohio; Glendale Galleria, Glendale, California; and Newport Fashion Island, Newport Beach, California. The Company has also signed a lease for a store to open in 1999 in Providence Place, Providence, Rhode Island. Additional leases for stores to open in 1998 and 1999 are expected to be signed soon.

Year 2000

The Company is actively evaluating plans to deal with the "Year 2000 problem" to ensure its computer systems will be Year 2000 compliant. The computer systems in use today at The Great Train Stores are made up entirely of PC-compatible microcomputers and do not include any mini or mainframe computers. On August 2, 1998, the Company upgraded its point of sale software, which is the core software in use at the central office and all store locations, and it is now Year 2000 compliant. In addition, the Company has verified that a substantial portion of its hardware and software is ready for the Year 2000 and the Company is scheduled to have the remaining conversion efforts completed by the middle of 1999. The Company does not anticipate that these efforts will have a material effect on the financial statements. All costs are expected to be funded through operating cash flows and/or the Company's line of credit or possible additional equipment financing. The Company is also engaging in discussion with each of its vendors to ensure that the vendors will have resolved the Year 2000 issues for any system which interoperates with that of The Great Train Stores. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.

PART II - OTHER INFORMATION

Item 5.          Other Information

Unless otherwise required by law, under applicable regulations of the Securities and Exchange Commission, proxies solicited by the Company in connection with its 1999 annual meeting of shareholders shall confer upon the individuals named therein discretionary voting authority to vote on matters the Company did not receive notice of by February 3, 1999.

Item 6.           Exhibits and Reports on Form 8-K

                  (A)      See Exhibit Index.

                  (B) No current reports on Form 8-K have been filed during the twenty-six week period ended July 4, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE GREAT TRAIN STORE COMPANY



                                     /s/ Cheryl A. Taylor
                                    --------------------------------------------
Date   August 14, 1998              Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit No.          Description                                      Page

      4.5     Stock Purchase Warrants with Tandem Capital
     10.15    Initial Debenture with Tandem Capital
     27.      Financial Data Schedule
     99.1 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward
              Looking Statements