Form 10-Q
period 1998-10-03
GREAT TRAIN STORE CO
filed 1998-11-16
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirty-nine week period ended October 3, 1998.

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


         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
             Title of Class                           as of October 3, 1998
             --------------                           ----------------------

Common Stock $0.01 par value                              4,415,764

                          THE GREAT TRAIN STORE COMPANY

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                 October 3, 1998

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                            Page

   Unaudited Consolidated Balance Sheet as of
   October 3, 1998                                                        3

   Unaudited Consolidated Statements of Operations
   for the thirteen and thirty-nine weeks ended
   September 27, 1997 and October 3, 1998                                 4

   Unaudited Consolidated Statements of Cash Flows
   for the thirty-nine weeks ended September 27, 1997
   and October 3, 1998                                                    5

   Notes to Unaudited Consolidated Financial Statements                   6

ITEM 2.  Management's Discussion and Analysis                             8


                           PART II - OTHER INFORMATION


ITEM 5.  Other Information                                              13

ITEM 6.  Exhibits and Reports on Form 8-K                               13


SIGNATURE PAGE                                                          14

EXHIBIT INDEX                                                           15

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS
                                                          October 3, 1998
                                                          -----------------
CURRENT ASSETS:
      Cash and cash equivalents                                   $ 71,605
      Merchandise inventories                                   10,046,166
      Accounts receivable and other current assets               1,129,196
                                                          -----------------

                Total current assets                            11,246,967

PROPERTY AND EQUIPMENT:
      Store construction and leasehold improvements              5,970,063
      Furniture, fixtures, and equipment                         3,228,457
                                                          -----------------
                                                                 9,198,520
      Less accumulated depreciation and amortization            (2,577,277)
                                                          -----------------

                Property and equipment, net                      6,621,243

DEFERRED TAXES                                                   2,065,690
OTHER ASSETS, net                                                  727,824
                                                          -----------------

                Total assets                                  $ 20,661,724
                                                          =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities                 $ 3,521,502
      Sales taxes payable                                          164,610
      Current portion of capital lease obligations                 177,426
                                                          -----------------

                Total current liabilities                        3,863,538

CAPITAL LEASE OBLIGATIONS, net of current portion                  324,560
LINE OF CREDIT PAYABLE                                           3,411,219
DEFERRED RENT AND OTHER LIABILITIES                              1,087,483
SUBORDINATED DEBENTURES                                          2,863,430
                                                          -----------------

        Total liabilities                                       11,550,230
                                                          -----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
      Preferred stock; $.01 par value;
        2,000,000 shares authorized; none issued
      Common stock; $.01 par value; 18,000,000 shares
        authorized; 4,415,764 shares issued and
        outstanding                                                 44,158
      Additional paid-in capital                                10,444,765
      Warrants                                                      76,006
      Accumulated deficit                                       (1,453,435)
                                                          -----------------

        Total stockholders' equity                               9,111,494
                                                          -----------------

        Total liabilities and stockholders' equity            $ 20,661,724
                                                          =================

         The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the Thirteen Weeks Ended             For the Thirty-Nine Weeks Ended
                                              September 27, 1997    October 3, 1998     September 27, 1997  October 3, 1998
                                             ------------------------------------------------------------------------------
NET SALES                                          $ 5,010,210      $ 6,010,250             $ 12,915,336      $ 16,509,171

COST OF SALES                                        2,622,657        3,305,524                6,793,173         9,733,530
                                             ------------------   --------------       ------------------   ---------------

        Gross profit                                 2,387,553        2,704,726                6,122,163         6,775,641
                                             ------------------   --------------       ------------------   ---------------

OPERATING EXPENSES:
    Store operating expenses                         1,055,799        1,411,961                2,915,517         4,019,631
    Occupancy expenses                                 902,857        1,317,099                2,532,378         3,677,630
    Selling, general and
      administrative expenses                          843,135          765,102                2,470,455         2,591,874
    Depreciation and amortization
      expenses                                         179,330          272,219                  540,806           766,890
                                             ------------------   --------------       ------------------   ---------------

        Total operating expenses                     2,981,121        3,766,381                8,459,156        11,056,025
                                             ------------------   --------------       ------------------   ---------------

OPERATING LOSS                                        (593,568)      (1,061,655)              (2,336,993)       (4,280,384)
                                             ------------------   --------------       ------------------   ---------------

OTHER INCOME (EXPENSE):
    Interest expense                                   (62,674)        (230,236)                (134,174)         (492,012)
    Interest income                                      8,569            3,348                   52,915            12,388
    Other income                                       252,168           13,529                  258,572            21,387
                                             ------------------   --------------       ------------------   ---------------

        Total other income (expense), net              198,063         (213,359)                 177,313          (458,237)
                                             ------------------   --------------       ------------------   ---------------

LOSS BEFORE INCOME TAXES                              (395,505)      (1,275,014)              (2,159,680)       (4,738,621)

INCOME TAX BENEFIT                                    (146,336)        (468,818)                (799,081)       (1,743,664)
                                             ------------------   --------------       ------------------   ---------------

NET LOSS                                            $ (249,169)      $ (806,196)            $ (1,360,599)     $ (2,994,957)
                                             ==================   ==============       ==================   ===============

BASIC EARNINGS PER SHARE                               $ (0.06)         $ (0.18)                 $ (0.31)          $ (0.68)
                                             ==================   ==============       ==================   ===============

DILUTED EARNINGS PER SHARE                             $ (0.06)         $ (0.18)                 $ (0.31)          $ (0.68)
                                             ==================   ==============       ==================   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                  4,404,953        4,415,764                4,397,234         4,415,764



         The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the Thirty-Nine Weeks Ended
                                                                            September 27, 1997     October 3, 1998
                                                                         -------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

       Net Loss                                                                      $   (1,360,599)        $   (2,994,957)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                                 540,806                766,890
              Deferred income taxes                                                        (799,081)            (1,749,346)
              Amortization of unearned compensation - restricted stock                        4,125                      -
              Amortization of debt discount                                                       -                 11,573
              Changes in assets and liabilities:
                   Merchandise inventories                                               (1,545,759)            (1,067,377)
                   Accounts receivable and other current assets                             750,749                353,050
                   Other assets                                                            (304,089)              (187,038)
                   Accounts payable and accrued liabilities                                (505,546)            (2,522,597)
                   Sales taxes payable                                                     (268,193)              (495,937)
                   Income taxes payable                                                    (277,253)              (241,716)
                   Other long term liabilities                                              201,430                149,946
                                                                                  ------------------       ------------------

                   Net cash used in operating activities                                 (3,563,410)            (7,977,509)
                                                                                  ------------------       ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                                               (1,365,949)            (1,506,425)
                                                                                  ------------------       ------------------

                   Net cash used in investing activities                                 (1,365,949)            (1,506,425)
                                                                                  ------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from stock options exercised                                             69,398                     -
       Net proceeds from line of credit                                                     551,000             3,411,219
       Net proceeds from subordinated debentures and warrants                                     -             2,757,048
       Repayment of notes payable and capital leases                                        (99,637)             (103,449)
                                                                                  ------------------       ------------------

                   Net cash provided by financing activities                                520,761             6,064,818
                                                                                  ------------------       ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (4,408,598)           (3,419,116)

CASH AND CASH EQUIVALENTS, beginning of period                                            4,864,539             3,490,721
                                                                                  ------------------       ------------------

CASH AND CASH EQUIVALENTS, end of period                                          $         455,941        $       71,605
                                                                                  ==================       ==================

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

       Assets acquired through capital lease transactions                         $               -        $      300,000
       Interest paid                                                              $           69,299       $      328,174
       Income taxes paid                                                          $                -       $      241,716


         The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of October 3, 1998 and for the thirteen and thirty-nine week periods ended September 27, 1997 and October 3, 1998 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.  REVOLVING LINE OF CREDIT

In January 1998, the Company entered into a $15,000,000 revolving line of credit with BankAmerica Business Credit, Inc. The availability of the line, which is based on the Company's inventory, is calculated at varying advance rates throughout the year. The initial term of the facility is three years and is secured by certain assets of the Company, primarily inventory. Outstanding borrowings bear interest at BankAmerica Business Credit, Inc.'s base lending rate plus 0.25% and a commitment fee of 0.375% is charged on the unused portion. The revolving credit facility provides a source of additional liquidity to manage cash flow and provide capital for expansion. As of October 3, 1998 there was approximately $3,411,000 outstanding on the revolving line of credit.

3.   SUBORDINATED DEBENTURES

In June 1998, the Company sold $3,000,000 aggregate principal amount of 12% subordinated debentures due 2003 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $3.75 per share to Tandem Capital. The warrants were allocated a fair value of $76,006 on the date of issuance, resulting in a discount in face amount of the subordinated debentures, using the Black-Scholes Option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 40.0%; risk free interest rate of 5.04%; an expected life of four years; and a block trading discount. Net proceeds to the Company from the sale of these securities were approximately $2,757,000 and are expected to be used to support new store openings in 1998 and 1999 and for general working capital purposes. The subordinated debentures are secured by certain assets, primarily fixtures and equipment. Under the terms of purchase, and upon satisfaction of certain conditions, including a requirement that the Company achieve operating income, as defined, for the year 1998 of at least $1,500,000, the Company has the right to require Tandem to purchase an additional $2,000,000 aggregate principal amount of such debentures and warrants to purchase 116,667 shares of common stock at an exercise price based on the fair market value of such shares on the date of issuance. The Company has the right to repay the subordinated debentures at any time without penalty. If not previously repaid, Tandem will receive additional warrants at the end of each year, exercisable at a price based on the fair market value of such shares on the date of issuance.

The warrants anticipated to be issued in the future periods are valued each quarter and as of October 3, 1998 have been recorded at an aggregate fair value of $72,137 using the Black-Scholes Option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 50.0%; risk free interest rate of 4.08%; an expected life of four years; and a block trading discount. The aggregate fair value of these warrants is reflected on the balance sheet in deferred financing charges, a component of other assets, and deferred rent and other liabilities.

4.   STORE OPENINGS

During 1998, the Company has opened nine new stores, the most recent of which opened on November 11 in Barton Creek Square in Austin, Texas. The eight additional stores were opened at Palisades Center in West Nyack, New York; Hamilton Place in Chattanooga, Tennessee; Woodland Hills Mall in Tulsa, Oklahoma; Lynnhaven Mall in Virginia Beach, Virginia; Scottsdale Fashion Square in Scottsdale, Arizona; Newport Fashion Island in Newport Beach, California; The Mall at Fairfield Commons in Beavercreek (near Dayton), Ohio, and Smith Haven Mall in Lake Grove, New York. The Company also has opened five The Great Train Store Express temporary stores which typically operate from November through December. In addition, the Company has signed leases for additional new stores to open in 1998 at Willow Grove Park near Philadelphia, Pennsylvania; The Westchester, White Plains, New York; Glendale Galleria, Glendale, California; Haywood Mall in Greenville, South Carolina; and Walden Galleria in Buffalo, New York. The Company has also signed a lease for a store to open in 1999 in Providence Place, Providence, Rhode Island. Additional leases for stores to open in 1999 are expected to be signed.

5.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

The AICPA has issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which is required for fiscal years beginning after December 15, 1998. The Company has considered the impact of SOP 98-5 and does not anticipate the adoption of this statement will have any effect on the Company's financial statements.

The Financial Accounting Standards Board has issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which becomes effective for all fiscal quarters and fiscal years beginning after June 15, 1998. The Company does not anticipate the adoption of this statement will have any effect on the Company's financial statements.

6.   EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which became effective on a retroactive basis with the issuance of the Company's consolidated financial statements for fiscal 1997. Accordingly, the Company has restated its prior year earnings per share data to conform with SFAS 128.

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of additional shares that would have resulted from potentially dilutive securities. There were no potentially dilutive securities for the quarters ended September 27, 1997 or October 3, 1998.

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


                                                             For the Thirteen                    For the Thirty-nine
                                                                Weeks Ended                          Weeks Ended
                                                     Sept. 27, 1997      Oct. 3, 1998     Sept. 27, 1997      Oct. 3, 1998
                                                     --------------      ------------     --------------      ------------

Net sales                                                 100.0%             100.0%            100.0%             100.0%
Cost of sales                                              52.3               55.0              52.6               59.0
                                                         ------             ------            ------             ------
     Gross profit                                          47.7               45.0              47.4               41.0
Store operating expenses                                   21.1               23.5              22.6               24.4
Occupancy expenses                                         18.0               21.9              19.6               22.3
Selling, general and administrative expenses               16.8               12.8              19.1               15.7
Depreciation and amortization                               3.6                4.5               4.2                4.6
                                                         ------             ------             ------            -------
     Operating loss                                       (11.8)             (17.7)            (18.1)             (26.0)
Interest expense                                           (1.3)              (3.8)             (1.0)              (2.9)
Interest income                                              .2                 .1                .4                 .1
Other income                                                5.0                 .2               2.0                 .1
                                                         ------             -------            ------            -------
     Loss before income taxes                              (7.9)             (21.2)            (16.7)             (28.7)
Income tax benefit                                          2.9                7.8               6.2               10.6
                                                         -------            -------            ------            -------
     Net loss                                              (5.0)%            (13.4)%           (10.5)%            (18.1)%
                                                         -------            -------           -------            -------



Comparison of Thirteen Week Period Ended September 27, 1997 to the Thirteen Week Period Ended October 3, 1998

Net sales increased approximately $1,000,000 or 20.0%, for the thirteen weeks ended October 3, 1998, compared with the corresponding period last year. Of this increase, approximately $1,544,000 was attributable to net sales generated by stores which were not open for both periods compared. This increase was partially offset by a decrease in comparable store sales of approximately $544,000 or 12.2%. Comparable store sales are calculated based on the stores open in all periods for both fiscal years. The comparable store decrease is discussed in the thirty-nine week analysis.

Gross profit increased approximately $317,000 or 13.3%, for the thirteen weeks ended October 3, 1998, compared with the corresponding period last year. As a percentage of net sales, gross profit decreased to 45.0% for the thirteen weeks ended October 3, 1998 compared with 47.7% for the corresponding period last year. The gross profit decrease as a percentage of net sales is discussed in the thirty-nine week analysis.

Store operating expenses increased approximately $356,000 or 33.7%, for the thirteen weeks ended October 3, 1998, compared with the corresponding period last year. The increase was due to store operating expense for the stores which were not open in both periods, partially offset by a slight decrease in comparable store expenses. As a percentage of net sales, store operating expenses increased to 23.5% for the thirteen weeks ended October 3, 1998 compared with 21.1% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

Occupancy expenses increased approximately $414,000, or 45.9%, for the thirteen weeks ended October 3, 1998, compared with the corresponding period last year. Approximately $423,000 of the increase in occupancy expenses was attributable to the stores which were not open for both periods compared which was partially offset by a $9,000 decrease in comparable stores. As a percentage of net sales, overall occupancy expenses increased to 21.9% for the thirteen weeks ended October 3, 1998, compared with 18.0% for the corresponding period last year. This increase as a percentage of sales was primarily due to lower than anticipated sales.

Selling, general and administrative expenses decreased approximately $78,000, or 9.3%, for the thirteen weeks ended October 3, 1998, compared with the corresponding period last year. The decrease in selling, general and administrative expenses was primarily due to the Company's efforts to automate processes and make certain functions more efficient. As a percentage of net sales, selling, general and administrative expenses decreased to 12.8% for the third quarter of 1998, from 16.8% for the same period in 1997. The Company anticipates that, as additional stores are opened, selling, general and administrative expenses will continue to increase, but at a slower rate than the rate of sales growth, resulting in a continuing decline in selling, general and administration expenses as a percentage of sales.

Depreciation and amortization expense increased approximately $93,000, or 51.8%, for the thirteen weeks ended October 3, 1998, compared with the corresponding period last year. The increase was primarily due to $83,000 of depreciation and amortization for the stores not open for both periods compared and an increase of $10,000 of depreciation for comparable stores. As a percentage of net sales, depreciation and amortization expense increased to 4.5% for the thirteen weeks ended October 3, 1998, from 3.6% for the corresponding period in 1997. The increase was primarily due to depreciation of capitalized costs related to a system upgrade which was completed in August 1998 and the lower than anticipated sales for the period.

Interest expense increased approximately $168,000, for the thirteen weeks ended October 3, 1998, compared with the corresponding period last year. The increase primarily resulted from interest expense on the subordinated debentures and increased borrowings on the line of credit due to seasonal net losses for additional open stores in 1998 compared to the same period in 1997. In addition, interest expense increased in 1998 due to the amortization of closing costs for the BankAmerica Business Credit, Inc. line of credit and the Tandem Capital Subordinated Debentures.

The Company's pretax loss increased to 21.2% of sales for the thirteen weeks ended October 3, 1998 from 7.9% of sales for the corresponding period last year. The Company recorded an income tax benefit of approximately $469,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $806,000 for the thirteen weeks ended October 3, 1998, compared with a net loss of approximately $249,000 for the corresponding period last year. As a percentage of net sales, net loss increased to 13.4% from 5.0% of sales for the corresponding period last year.


Comparison  of  Thirty-Nine   Week  Period  Ended  September  27,  1997  to  the
Thirty-Nine Week Period Ended October 3, 1998

Net sales increased approximately $3,594,000 or 27.8%, for the thirty-nine weeks ended October 3, 1998 compared with the corresponding period last year. Of this increase, approximately $4,404,000 was attributable to net sales generated by stores which were not open for both periods compared. This increase was partially offset by a decrease of approximately $810,000 or 6.8% in comparable store sales. Comparable store sales are calculated based on the stores opened during both of the entire years being compared. The Company experienced a significant problem which began in 1997 and continued into 1998 related to stock outages of some of the Company's best and fastest selling merchandise. The Company continues to implement significant changes in its merchandise programs and believes it has made much progress in ensuring more timely replenishment, obtaining new product (much of it exclusive to The Great Train Stores) and developing more effective relationships with many key vendors.

Gross profit increased approximately $653,000, or 10.7%, for the thirty-nine weeks ended October 3, 1998, compared with the corresponding period last year. As a percentage of net sales, gross profit decreased to 41.0% for the thirty-nine weeks ended October 3, 1998 compared to 47.4% of sales in the corresponding period last year. The decrease in gross margin was primarily related to significant markdowns of certain product lines and the costs associated with a realignment of the Company's inventory. In an effort to improve the Company's inventory turn and to increase sales by improving the in-stock position in key product for all stores, the Company has been significantly refining product selection during 1998, improving the balance of its overall inventories among the stores and significantly reducing slower moving items.

Store operating expenses increased approximately $1,104,000, or 37.9%, for the thirty-nine weeks ended October 3, 1998, compared with the corresponding period last year. Approximately $1,093,000 of the increase resulted from the operation of the stores which were not open for both periods compared and an increase in comparable store operating expenses of approximately $11,000. As a percentage of net sales, store operating expenses increased to 24.4% for the thirty-nine weeks ended October 3, 1998, compared with 22.6% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

Occupancy expenses increased approximately $1,145,000, or 45.2%, for the thirty-nine weeks ended October 3, 1998, compared with the corresponding period last year. Approximately $1,119,000 of the increase in occupancy expenses was attributable to the stores which were not open for both periods compared, and approximately $26,000 related to comparable stores. As a percentage of net sales, overall occupancy expenses increased to 22.3% for the thirty-nine weeks ended October 3, 1998, from 19.6% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

Selling, general and administrative expenses increased approximately $121,000 or 4.9%, for the thirty-nine weeks ended October 3, 1998, compared with the corresponding period last year. As a percentage of net sales, selling, general and administrative expenses decreased to 15.7% for the thirty-nine weeks ended October 3, 1998, from 19.1% for the corresponding period last year. The decrease in selling, general and administrative expenses was primarily due to the Company's efforts to automate processes and make certain functions more efficient. The Company anticipates that as additional stores are opened, selling, general and administrative expenses will continue to increase, but at a slower rate than the rate of sales growth, resulting in a continuing decrease in selling, general and administrative expenses as a percentage of net sales.

Depreciation and amortization expense increased approximately $226,000, or 41.8%, for the thirty-nine weeks ended October 3, 1998, compared with the corresponding period last year. The increase was primarily due to approximately $225,000 for the stores which were not open in both periods and an increase of $1,000 in comparable stores. As a percentage of net sales, depreciation and amortization expense increased to 4.6% for the thirty-nine weeks ended October 3, 1998, from 4.2% for the corresponding period last year. The increase was primarily due to depreciation of capitalized costs related to a system upgrade, which occurred in August 1998, and the lower than anticipated sales for the period.

Interest expense increased approximately $358,000, for the thirty-nine weeks ended October 3, 1998, compared with the corresponding period last year. The increase primarily resulted from interest expense on the subordinated debentures and increased borrowings on the line of credit due to seasonal net losses for additional open stores in 1998 compared to the same period in 1997. In addition, interest expense increased in 1998 due to the amortization of closing costs for the BankAmerica Business Credit, Inc. line of credit and the Tandem Capital Subordinated Debentures.

The Company's pretax loss increased to 28.7% of sales for the thirty-nine weeks ended October 3, 1998 from 16.7% of sales for the corresponding period last year. The Company recorded an income tax benefit of approximately $1,744,000 based on the Company's effective tax rate of 37%.

As a result of the foregoing, the Company recorded a net loss of approximately $2,995,000 for the thirty-nine weeks ended October 3, 1998, compared with a net loss of approximately $1,361,000 for the corresponding period last year. As a percentage of net sales, net loss increased to 18.1% for the thirty-nine weeks ended October 3, 1998, from 10.5% from the same period last year.

Liquidity and Capital Resources

The Company's primary uses of cash have been for new store openings, capital expenditures and funding anticipated seasonal operating losses.

For the thirty-nine weeks ended October 3, 1998, net cash used in operating activities was approximately $7,978,000 compared to approximately $3,563,000 for the corresponding period last year. The increase in net cash used in operating activities primarily resulted from the timing of payments and the increased activity due to the larger number of stores, a payment of approximately $242,000 in income taxes, and seasonal net losses as adjusted for non-cash items.

In January 1998, the Company entered into a $15,000,000 revolving line of credit with BankAmerica Business Credit, Inc. The availability of the line, which is based on the Company's inventory is calculated at varying advance rates throughout the year. The initial term of the facility is three years and is secured by certain assets of the Company, primarily inventory. Outstanding borrowings bear interest at BankAmerica Business Credit, Inc.'s base lending rate plus 0.25% and a commitment fee of 0.375% is charged on the unused portion. The revolving credit facility provides a source of additional liquidity to manage cash flow and provide capital for expansion. As of October 3, 1998 there was approximately $3,411,000 outstanding on the revolving line of credit.

In June 1998, the Company sold $3,000,000 aggregate principal amount of 12% subordinated debentures due 2003 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $3.75 per share to Tandem Capital. Net proceeds to the Company from the sale of these securities were approximately $2,757,000 and are expected to be used to support new store openings in 1998 and 1999 and for general working capital purposes. The subordinated debentures are secured by certain assets, primarily fixtures and equipment. Under the terms of purchase, and upon satisfaction of certain conditions, including a requirement that the Company achieve operating income, as defined, for the year 1998 of at least $1,500,000, the Company has the right to require Tandem to purchase an additional $2,000,000 aggregate principal amount of such debentures and warrants to purchase 116,667 shares of common stock at an exercise price based on the fair market value of such shares on the date of issuance. The Company has the right to repay the subordinated debentures at any time without penalty. If not previously repaid, Tandem will receive additional warrants at the end of each year, exercisable at a price based on the fair market value of such shares on the date of issuance.

During 1998, the Company has opened nine new stores, the most recent of which opened on November 11 in Barton Creek Square in Austin, Texas. The eight additional stores were opened at Palisades Center in West Nyack, New York; Hamilton Place in Chattanooga, Tennessee; Woodland Hills Mall in Tulsa, Oklahoma; Lynnhaven Mall in Virginia Beach, Virginia; Scottsdale Fashion Square in Scottsdale, Arizona; Newport Fashion Island in Newport Beach, California; The Mall at Fairfield Commons in Beavercreek (near Dayton), Ohio, and Smith Haven Mall in Lake Grove, New York. The Company also has opened five The Great Train Store Express temporary stores which typically operate from November through December. In addition, the Company has signed leases for additional new stores to open in 1998 at Willow Grove Park near Philadelphia, Pennsylvania; The Westchester, White Plains, New York; Glendale Galleria, Glendale, California; Haywood Mall in Greenville, South Carolina; and Walden Galleria in Buffalo, New York. The Company has also signed a lease for a store to open in 1999 in Providence Place, Providence, Rhode Island. Additional leases for stores to open in 1999 are expected to be signed.

Year 2000

The Company is continuing to actively evaluate and deal with the "Year 2000 problem", ensuring that its computer systems will be Year 2000 compliant. The computer systems presently in use at The Great Train Stores are made up entirely of PC-compatible microcomputers and do not include any mini or mainframe computers. On August 2, 1998, the Company upgraded its point of sale software, which is the core software system in use at the central office and all store locations, and it is now Year 2000 compliant. In addition, the Company has verified that a substantial portion of its other hardware and software is ready for the Year 2000 and the Company is scheduled to have the remaining conversion efforts completed by the middle of 1999. The Company does not anticipate that these efforts will have a material effect on the financial statements. All costs are expected to be funded through operating cash flows and/or the Company's line of credit or possible additional equipment financing. The Company is also engaging in discussions with its principal vendors to try to ensure that the vendors will have resolved the Year 2000 issues for any system which interoperates with that of The Great Train Stores. Due to the relatively limited number of key suppliers, the Company may experience product delivery delays if these vendors are not Year 2000 compliant. However, this risk is minimized by the seasonal nature of the Company's business and the expected timing of any Year 2000 impact. To the extent the Company believes that any of its vendors may have significant Year 2000 problems, it will take actions it deems appropriate, such as purchasing merchandise earlier than it might otherwise have done. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year.

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

Item 6.    Exhibits and Reports on Form 8-K

           (A)      See Exhibit Index.

           (B) No current reports on Form 8-K have been filed during the thirty-nine week period ended October 3, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE GREAT TRAIN STORE COMPANY



                               By:  /s/ Cheryl A. Taylor
                                    --------------------------------------------
Date:  November 16, 1998            Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION

  27            Financial Data Schedule