Form 10-K
period 1998-12-31
GREAT TRAIN STORE CO
filed 1999-04-02
CIK 924380

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 1999


[   ]    Transition report under  Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the transition period from ______ to __________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

At March 19,  1999,  the  aggregate  market  value of the  voting  stock held by non-affiliates of The Great Train Store Company (the "Company") was approximately $3,865,140, based on the average bid and asked prices of the common stock reported by The Nasdaq National Market on March 19, 1999. At March 19, 1999, the Company had outstanding 4,415,764 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days of the end of the registrant's most recently completed fiscal year) are incorporated by reference to Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page

ITEM 1.   Description of Business                                         3

ITEM 2.   Description of Property                                         7

ITEM 3.   Legal Proceedings                                               8

ITEM 4.   Submission of Matters to a Vote of Security Holders             8


                                     PART II


ITEM 5.   Market for Common Equity and Related Stockholder Matters        8

ITEM 6.   Selected Financial Data                                         9

ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9


ITEM 8.   Financial Statements and Supplementary Data                    15

ITEM 9.   Changes In and Disagreements with Accountants on               15
             Accounting and Financial Disclosures


                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant             16

ITEM 11.  Executive Compensation                                         16

ITEM 12.  Security Ownership of Certain Beneficial Owners                16
            and Management

ITEM 13.  Certain Relationships and Related Transactions                 16


                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                       16

                                     PART I

ITEM 1.  Description of Business

Overview

The Great Train Store Company is a national chain of unique, upscale specialty retail stores, which offer a broad selection of train-themed merchandise not generally available from any other single retailer. Each of the fifty-six currently operated The Great Train Stores typically offer approximately 4,200 stock keeping units ("SKUs"), except The Train Depot, which offers approximately 9,700, including: (i) mechanical and non-mechanical toy trains, games, plush animals, and other toys, (ii) model trains, tracks, buildings, scenery, and accessories, (iii) men's, women's, and children's apparel, jewelry, and accessories, (iv) decorative items, novelties and souvenirs, and (v) books, magazines, printed material and audiovisual products, all of which are related to a common train and railroad theme. As an important element of its strategic positioning, the Company strives to create an exciting and entertaining shopping experience which appeals to all segments of the population, whether male or female, child or adult, by featuring attractions such as moving model trains, train whistles and sounds, and audiovisual presentations.

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

The Great Train Store concept was developed in 1985 by James H. Levi to contribute to the unique retail shopping environment then under development as part of the adaptive reuse of the landmark St. Louis Union Station in St. Louis, Missouri, for which Mr. Levi was principally responsible. The Great Train Store retail concept was well received in the renovated St. Louis Union Station. As a result, it was apparent to the Company that the train-themed merchandise and atmosphere of The Great Train Store had a customer base and general level of interest among retail consumers which was much broader than and extended well beyond the St. Louis Union Station store. Beginning in 1987, the Company expanded slowly at first but expansion has become much more rapid in the last few years. As of the end of 1998, the Company operates 56 The Great Train Stores. During 1996, the Company also acquired one additional store through the purchase of The Train Depot in Winter Park, Florida. In 1997 and 1998, the Company also tested one possible area for expansion, The Great Train Store Express. The Great Train Store Express stores are temporary holiday stores that allow the Company to sell more merchandise during the most active selling period of the year and to test new sites without being committed to the location on a long-term basis. In 1997, the Company tested the concept by opening five Express stores and followed up by testing six additional locations in 1998.

The Great Train Store Concept

The Great Train Store Layout and Design. The Great Train Stores are as distinctive in appearance as the shopping experience that they provide. As a key element of its strategic positioning, the Company has designed The Great Train Stores to encourage shoppers to enter and browse the Company's merchandise. The Great Train Stores are typically located in highly visible locations within regional shopping malls or festival marketplaces. The prototypical storefront of approximately 30 feet has a high quality appearance and is constructed of wood and glass with a design which integrates with the internal decor and color palette and is intended to draw the customer into its ambiance of an early 20th century train station. Each of The Great Train Stores features attractions, such as moving electrical trains, whistles, railroad crossing signals, train sounds and audiovisual presentations, to increase the visibility of the store and enhance the quality of each customer's shopping experience.

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

Merchandising and Pricing. A key element of the Company's business strategy is to distinguish The Great Train Stores by carrying a broad selection of train-themed merchandise. Management believes that offering an extensive selection of high-quality train-themed merchandise significantly expands The Great Train Stores' customer base and increases store traffic. The Company closely monitors in-stock inventories through its information system and regularly replenishes and adds to the merchandise carried in order to reinforce the customers' awareness of the wide and varied selection of products offered by the stores.

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

         Toy Trains and Train-Themed Merchandise. In 1998, approximately 39% of the Company's net revenues were derived from the sale of toys (including, for example, Brio, Learning Curve Toys, Tomy, Ertl, and Playmobil), games, puzzles, and plush animals.

         Model Trains and Accessories. The Great Train Stores offer a broad selection of model railroad cars, track, and accessories in each of the five principal sizes, HO gauge, #1 gauge, 0/0-27 gauge, Z gauge and N gauge, including merchandise from most of the best-known names in model railroading, such as Lionel, Athearn, LGB, Bachmann, K-Line, Life-Like, Model Power, Atlas, Kato, Rivarossi, Walthers, Woodland Scenics, and Micro Trains. Net sales in 1998 from this product line accounted for approximately 35% of the Company's annual net sales volume.

         Printed and Recorded Materials. Each of The Great Train Stores carries a wide selection of books, magazines, posters, calendars, videotapes, and children's educational material, which accounted for approximately 9% of the Company's annual net sales volume in 1998.

         Decorative Gifts, Novelties and Souvenirs. The Company offers its customers a large selection of train-themed decorative items, novelties and souvenirs, including clocks, music boxes, porcelain, glass, marble and pewter wares, mugs, whistles, postcards, stickers, pins, magnets, signs, plaques, pens and pencils. Net sales from such merchandise in 1998 accounted for approximately 11% of the Company's annual net sales volume.

         Apparel. Each of The Great Train Stores is stocked with a variety of men's, women's and children's apparel and accessories, including hats, T-shirts, sweatshirts, ties, jewelry, watches and belt buckles, the net sales of which represented approximately 6% of the Company's annual net sales volume in 1998.

A substantial portion of the Company's annual net sales in the last five years have been derived from the sale of merchandise based on the award-winning children's series, Shining Time Station, and its star, Thomas the Tank Engine. This merchandise includes toys, printed material, audio-visual products and apparel and is obtained by the Company from more than 40 licensed vendors. The Company believes it sells more Thomas the Tank Engine than any other company in the world. Thomas the Tank Engine is the feature character in a very popular, children's cartoon series that moved in the fall of 1998 from public television to the new Fox Family Channel. The Company has been informed by the Britt Allcroft Company that it has entered into an agreement to produce a full-length movie featuring Thomas the Tank Engine which is expected to be released in early 2000.

The Company believes the high quality of its stores and of the products carried by its stores is valued by customers. The Company further believes that the quality of The Great Train Stores' products make them exceptionally well suited for gift giving, especially for men and children. The Company's sales personnel are taught the importance of educating the customer about the products offered by the store and of assisting the customer in making suitable gift selections. The Company constantly seeks to identify and introduce new products which meet its quality and profitability standards. Its merchandise buyers attend trade shows and meet with manufacturers throughout the year in search of new products for The Great Train Stores. Products meeting the Company's initial merchandise criteria are tested and reviewed by the Company's personnel. The Company's information system is used to track the popularity of new products prior to chain-wide introduction.

Customer  Service.   The  Company  is  committed  to  achieving  total  customer satisfaction and encouraging repeat business by providing a high level of knowledgeable, attentive and personalized customer service. Many of the Company's sales personnel are train enthusiasts and are well versed in the train lore and history of their locality. The Company believes that educating its broad range of consumers with respect to the suitability, benefits and differences in all merchandise offered is an important component to its success. In order to develop responsive and well-trained sales personnel, the Company has devoted substantial resources to developing and implementing employee training and incentive programs.

Personnel Training. An important aspect of the Company's customer service strategy is "The Great Training Program" which has been developed to provide each employee with education in product knowledge, salesmanship, and Company policies and procedures. New store managers receive on-the-job training under the supervision of an experienced store manager prior to assuming their responsibilities. Each store manager participates in regular telephone conferences with the field supervisors, who in turn participate in a weekly conference call with the Company's Director of Stores, and receives regular communications. The Company believes that this communication process both enhances the training of its store managers and establishes a direct flow of relevant Company information from the Company's central office to all of The Great Train Stores.

Each store is staffed with a store manager, one or two assistant managers and such additional sales associates and support staff as are required to meet the specific needs of the store. The Company provides financial incentives to its store managers through incentive compensation programs based upon the performance of the individual store in which the employee performs services. The Company believes that its incentive compensation programs increase the motivation and overall performance of its personnel, and the Company's ability to attract and retain qualified employees.

Expansion Strategy

Given the Company's recent past performance, management has determined that in 1999, the Company's expansion strategy will temporarily be curtailed. The Company has committed to open one new store in Providence Place in Providence, Rhode Island in mid-1999. The Company's primary focus for 1999 will be satisfactorily resolving all significant store operational issues. Accordingly, other than the opening of its new store in Providence Place, the Company does not anticipate any additional openings in 1999. As of January 2, 1999, the Company operated fifty-six stores primarily located in distinctive regional shopping malls and festival marketplaces.

It is anticipated that the Company's expansion strategy will resume, possibly in 2000. The Company does not anticipate a significant variance in the new store opening process that is detailed below. Because of the broad market appeal of their merchandise mix, the Company seeks to locate The Great Train Stores in high traffic shopping environments. Prior to entering a new market, the Company reviews the market's demographic and competitive situation to evaluate the suitability of and prospects for the market. Among other factors, each site is evaluated on such information as local market demographics, traffic counts, the retail mix of the center, the visibility of available locations within the center, access to the center from major thoroughfares, presence or absence of competition, overall retail activity of the area and proposed lease terms. The time period required to open a store after signing a lease depends upon the landlord's ability to deliver the premises to the Company. Upon acceptance of the premises from the landlord, the Company generally can open a store within sixty days.

The Company also believes that opportunities exist to achieve growth through the identification and development of new and unique product lines and through the development or acquisition of businesses complimentary to the Company's existing business, including the possibility of Internet, mail order and catalog sales operations. In 1996, the Company acquired an existing train hobby store in Winter Park, Florida and may consider additional similar acquisitions. Currently, the Company has no agreement, arrangement or understanding with respect to any future acquisition.

Advertising and Promotion

The Company relies primarily on highly visible store locations and attractive store design and visual presentation to attract the attention of prospective consumers. Its marketing activities also include special event promotions and a variety of public relations activities, such as promotion of local events relating to railroading, "how to" instructional sessions, and book readings for children. Moreover, the Company considers media relations to be an integral part of its image-building program and strives to develop good working relationships by inviting media members to store grand openings and maintaining access to the appropriate Company personnel. The Company participates in cooperative advertising programs with certain of its major vendors. The Company also maintains direct mail contact with customers, highlighting sales promotions, as an important aspect of its marketing strategy.

Suppliers

Most of the Company's products are purchased directly from manufacturers. The Company presently purchases products from approximately 600 vendors. No single vendor supplied products representing more than 10% of the Company's net sales in 1998 other than Learning Curve (which represented approximately 18.9%) and Lionel Trains, Inc. (which represented approximately 10.6%). The largest five vendors represented approximately 45.1% of net sales for the year. Although the Company's net sales are not dependent on any single vendor, the Company views its relationships with certain key vendors, such as Bachmann Industries, United Model Distributors, Brio Scanditoy, Walthers, Ertl, LGB, Learning Curve Toys, and Lionel Trains, Inc., to be important factors in its success. The Company deals with its vendors principally on an order-by-order basis and has no long-term purchase contracts or other contractual assurance of continued supply or pricing. The Company believes that, due to its relative size, its purchasing activities, which account for an important portion of many of its suppliers' sales, permit it to achieve a lower cost of goods sold which, together with its broad selection of merchandise, good locations, and exciting store presentation, permit it to be competitive against other forms of train-themed retailers. The Company also intends to increase the number of unique items manufactured specifically for it, such as its patented G scale railroad trestle system and its The Great Train Store neckties and whistles.

Information Systems

During 1998, the Company made significant enhancements to its information systems, including a major upgrade of the store point of sale and central office systems. In addition to providing continuous knowledge of the Company's inventories, these computerized systems enable the Company's central office to re-price merchandise, replenish depleted store inventories, identify sales trends and monitor merchandise mix at individual stores and throughout the Company's store network. These systems will help the buying staff reduce average store inventories and thus achieve higher inventory turnover and better in stock availability. The systems also enable the Company to realize purchase discounts and to produce the financial reports necessary for monitoring and developing budgets for the Company's expanding business. The Company's point-of-sale system keeps daily records of each SKU from receipt to sale.

The Company is presently  engaged in various programs to enhance its information
systems  in  order  to   accommodate   its  growth  and   further   improve  the
sophistication, timeliness, and accuracy of the information obtained.

Competition

Competition is highly intense among specialty retailers, traditional toy and hobby stores and mass merchant discounters in regional shopping malls and other high-traffic retail locations and could increase in the future. To the Company's knowledge, there are no other national chains of stores specializing in train-related merchandise. Consumers of train-related merchandise are generally served by toy and hobby stores, mail order merchandisers, and Internet merchants. Competition is fragmented and varies substantially from one geographic location to another. National toy store chains, mail order merchandisers, discount stores and other mass merchandisers have a significant market share and could increase competitive pressures on the Company in the future. In addition, the mail order and Internet industries have become increasingly competitive in recent years. Competition is generally focused on product availability, customer service and price.

The Company believes that it differentiates itself from its competitors by offering a broader selection of merchandise in a more exciting and entertaining environment. The Company also believes that the train-related knowledge of its sales personnel is a significant competitive advantage.

Trademarks

The name "The Great Train Store" and its related logo, the Company's slogan "More trains than you ever imagined" and the name "Train Depot" are trademarks and service marks registered in the United States and Canadian Patent and Trademark offices. In addition, the name "The Great American Train Store" has been registered in the Japanese and ECU Patent and Trademark offices and the name "The Great Train Store" has been registered in Japan and is pending in the ECU. Management believes that the name "The Great Train Store" is an important, but not critical, element of the Company's marketing strategy. The Company closely monitors the use of its intellectual property and intends to vigorously defend its rights with respect thereto.

Employees

As of January 2, 1999, the Company employed a total of 704 persons, of whom 178 were salaried personnel and 526 were employed on an hourly wage basis. Thirty-four of the Company's employees were assigned to central office responsibilities and 670 were engaged in activities in stores. None of the Company's employees are covered by a collective bargaining agreement and the Company considers its employee relations to be good.

ITEM 2.  Description of Properties

The Company leases all stores from developers or operators of the regional shopping malls, festival marketplaces and other locations in which the stores are located. Typically, the Company's leases provide for the payment of minimum annual rent and additional rent calculated as a percentage of the stores' net sales. Generally, the Company is also required to pay a portion of the landlord's cost of insurance, taxes and other operating expenses. The leases typically provide for an initial term of between five and twelve years and may have various renewal terms. The following table summarizes the number of expiration dates in each year for stores and the central office leases:

                                                              Number of
                Year                                       Leases Expiring
                ----                                       ---------------
                1999                                              0
                2000                                              3
                2001                                              1
                2002                                              0
                2003                                              5
                2004 and thereafter                              48

The Company's central offices are presently located in approximately 8,245 square feet of leased space in Dallas, Texas under a lease that expires on March 14, 2000. The Company believes this space is adequate for its present needs.

ITEM 3. Legal Proceedings

The Company is not presently party to any material legal proceedings. The Company does not believe that any claims and lawsuits to which it is a party individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 1998 to a vote of security holders.


                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters

The Great Train Store Company's common stock is traded on The Nasdaq National Market under the symbol GTRN. At March 29, 1999 the number of common stockholders of record was 139. Based on discussions with the Company's transfer agent and investment banker, the Company believes that its common stock is beneficially held by more than four hundred persons. The following table sets forth, for the periods indicated, the range of high and low bid prices with respect to the Company's Common Stock as reported by The Nasdaq National Market.

                                                      Common Stock
                                          --------------------------------------

                   Period                       High                  Low
                   ------                       ----                  ---
1997:
   First Quarter (beginning 12/29/96)           9-3/8                8-1/4
   Second Quarter                               8-7/8                6-3/4
   Third Quarter                                9-3/8                  7
   Fourth Quarter                               8-1/2                5-5/8

1998:
   First Quarter                               5-11/16               3-3/8
   Second Quarter                               4-1/4                2-1/2
   Third Quarter                               3-3/16                1-1/2
   Fourth Quarter                               1-3/4                 3/4

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 19, 1999, the last sale price for the Common Stock, as reported by The Nasdaq National Market, was 1-1/4.

The Company has not declared or paid any cash dividends on its Common Stock since its inception, and the Board of Directors presently intends to retain cash flow for the development of the Company's business for the foreseeable future. The declaration and payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including, among others, future earnings, operations, capital requirements, the general financial condition of the Company and such other factors as the Board of Directors may deem relevant. The payment of dividends is also limited by the Company's agreements with its senior lender and the holder of its subordinated debentures.


ITEM 6.  Selected Financial Data

                                               1994           1995           1996           1997            1998
                                               ----           ----           ----           ----            ----
Results of Operations
   Net Sales                                 $8,992,686     $12,815,833    $18,998,461    $28,090,948     $33,932,790
   Income (loss) before income tax            (593,564)         386,550      1,051,529        641,940     (3,962,640)
   Net income (loss)                          (593,564)         386,550        772,228        410,613     (3,849,174)
   Basic income (loss) per share                  (.25)             .12            .21            .09           (.87)
   Diluted income (loss) per share                (.25)             .12            .20            .09           (.87)

Financial Position
   Total Assets                               6,985,422       8,049,918     16,060,678     19,795,559      19,634,726
   Long Term Debt and other Liabilities         999,600       1,243,111        980,443      1,085,338       4,721,501
   Working Capital                            4,467,900       4,305,887      8,273,994      6,919,897       5,396,660
   Stockholders' Equity                       4,427,864       4,831,413     11,368,800     12,030,445       8,257,277

Retail Stores
   Number of Stores at year-end                      14              18             30             42              56
   Total store sales growth                       40.6%           42.5%          48.3%          47.9%           20.8%
   Comparable store sales growth                   3.5%            4.3%           2.3%           0.0%          (7.3%)
   Store  selling  area at year-end              23,689          32,326         50,465         69,220          90,738
     (sq. ft.)



ITEM 7. Management's Discussion and Analysis

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operating data expressed as a percentage of net sales (prior year balances include certain reclassifications to conform to the current year presentation). The Company's fiscal year is based on a 52/53 week fiscal year ending on the Saturday closest to December 31.

                                   Fiscal 1996      Fiscal 1997    Fiscal 1998
                                   -----------      -----------    -----------

Net Sales                             100.0%          100.0%           100.0%
Cost of Sales                          51.8            53.7             58.9
                                    -------          -------          -------
     Gross Profit                      48.2            46.3             41.1
Store operating expenses               16.3            16.9             19.0
Occupancy expenses                     11.7            13.2             15.5
Selling, general and                   12.4            12.1             11.7
  administrative expenses
Provision for store closing             0.0             0.0              0.7
Depreciation and amortization           2.1             2.7              3.1
                                     ------          ------           -------
     Operating income (loss)            5.7             1.4            (8.9)
Interest expense                      (0.7)           (0.7)            (2.9)
Interest income                         0.5             0.2              0.1
Other income                            0.1             1.4              0.1
                                     ------          ------           ------
     Income (loss) before income        5.6             2.3           (11.6)
       taxes
Income (tax) benefit                 ( 1.5)            (.8)             0.3
                                     ------          -------          ------
     Net income (loss)                 4.1%             1.5%          (11.3)%
                                     ======          =======          =======

Comparison of Fiscal Year Ended January 3, 1998 to the Fiscal Year Ended January 2, 1999

Net sales increased approximately $5,842,000, or 20.8%, for the fiscal year ended January 2, 1999 compared with the corresponding period last year due to the opening of new stores. The increase was offset by a $1,604,000 or 7.3% decrease in comparable store sales. Since the 1997 fiscal year contained 53 weeks, the comparable store calculation is based on the applicable 52 week period. Comparable store sales are calculated based on the stores open in all periods for both fiscal years. The Company attributes sales results primarily to significant out-of-stock positions that developed during 1998 due to both internal and external factors. Various other store operational issues also contributed to the poor sales performance. These issues are currently being addressed by a detailed action plan.

Gross profit increased approximately $934,000 or 7.2%, for the fiscal year ended January 2, 1999, compared with the corresponding period last year. Gross profit as a percentage of net sales decreased to 41.1% for the fiscal year ended January 2, 1999, compared with 46.3% for the corresponding period last year. Gross profit, as a percentage of sales, was impacted by several factors, primarily significant shrink and reduced margins resulting from increased price promotional programs which were developed in an effort to increase sales. External shrink related contributors included ineffective product distribution to new stores by an external central distribution facility which is believed to have resulted in a significant volume of lost product. Internal factors were primarily related to various store operational issues that are being addressed by a new initiative of exception reporting.

Store operating expenses increased approximately $1,691,000 or 35.6%, for the fiscal year ended January 2, 1999, compared with the corresponding period last year. Approximately $1,660,000 of the increase resulted from the operation of the new stores and the remaining approximate increase of $31,000 was attributable to an increase in comparable store operating expenses. As a percentage of net sales, store operating expenses increased to 19.0% for the fiscal year ended January 2, 1999, compared with 16.9% for the corresponding period last year. This increase was primarily due to lower than anticipated sales.

Occupancy expenses increased approximately $1,545,000, or 41.6%, for the fiscal year ended January 2, 1999, compared with the corresponding period last year. Approximately $1,440,000 of the increase related to the new stores and comparable store occupancy expenses increased approximately $105,000, mostly from increases in shared expenses charged by certain of the malls in which the Company has stores. The Company believes the current central office space is adequate for the foreseeable future. As a percentage of net sales, overall occupancy expenses increased to 15.5% for the fiscal year January 2, 1999, from 13.2% for the corresponding period last year.

Selling, general and administrative expenses increased approximately $605,000 or 17.8%, for the fiscal year ended January 2, 1999, compared with the corresponding period last year. The increase was primarily related to increased overhead directly related to the operation and supervision of more stores in 1998 than were open in 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 11.7% for the fiscal year ended January 2, 1999, from 12.1% for the corresponding period last year.

Depreciation and amortization expense increased approximately $288,000, or 38.0%, for the fiscal year ended January 2, 1999, compared with the corresponding period last year. Such increases were primarily the result of an increase in the asset base related to new stores. As a percentage of net sales, depreciation and amortization expense increased to 3.1% for the fiscal year ended January 2, 1999, from 2.7% for the corresponding period last year. The increase as a percentage of net sales was primarily related to the reduced sales performance.

A provision for store closing of approximately $241,000 during 1998 resulted from the non-recurring charge related to the expected closing of two store locations which are expected to occur during 1999. Store closing expense for 1998 was 0.7% of sales.

Other income decreased approximately $342,000 for the fiscal year ended January 2, 1999 compared with the corresponding period last year. This decrease was primarily due to a $350,000 settlement the Company received in 1997 from the City of Indianapolis in connection with the closing of Union Station requiring the Company to close its store during the term of the lease.

Pretax income decreased to a loss of approximately $3,963,000 for the fiscal year ended January 2, 1999. The Company recorded a tax benefit of approximately $113,000 related to the 1998 results.

As a result of the foregoing, the Company recorded a net loss of approximately $3,849,000 for the fiscal year ended January 2, 1999, compared with net income of approximately $411,000 for the corresponding period last year. As a percentage of net sales, net loss was 11.3% for fiscal 1998, compared to net income of 1.5% for fiscal 1997.

Comparison of Fiscal Year Ended December 26, 1996 to the Fiscal Year Ended January 3, 1998

Net sales increased approximately $9,092,000, or 47.9%, for the fiscal year ended January 3, 1998 compared with the corresponding 1996 period. Substantially all of this increase (approximately $9,091,000) was attributable to net sales generated by new stores not included in the comparable store calculation. Approximately $1,000 of the increase was attributable to a slight increase in comparable store sales. The calculation of comparable store sales includes sales for stores open in all periods for both fiscal years. The sales performance of comparable store sales was primarily related to a combination of several factors. Most notably, the Company's buying staff did not cope as ably as they might have with the rapid growth of the Company and, on many occasions, ordered product later than they should have, creating periods in which key product was out of stock. In addition, there were external factors, such as certain manufacturers not meeting promised quantity or delivery dates and the well-publicized UPS strike. Another contributing factor during 1997 related to poor traffic in certain of the malls where the Company's stores are located. In several instances, the Company believes the disappointing traffic was related to certain events including major store closings, a mall which closed, bad weather, and a ship having hit a riverfront center where a store was located. While these issues adversely impacted the overall results, many stores performed significantly above the 1996 level and all stores continued to have a positive store level contribution. As the Company's base of stores continues to grow, the performance of any individual store is expected to have a less material effect on the Company.

Gross profit increased approximately $3,867,000 or 42.3%, for the fiscal year ended January 3, 1998, compared with the corresponding 1996 period, due primarily to an increase in sales volume. Gross profit as a percentage of net sales decreased to 46.3% for the fiscal year ended January 3, 1998, compared with 48.2% for the corresponding 1996 period. The decrease in gross profit as a percentage of sales resulted from several factors. One of the principle focus areas of the new buying staff was to reallocate certain portions of the Company's inventory among its stores which resulted in significant freight charges related to the transfer of product. Gross profit was also adversely impacted by a charge of approximately $188,000 related to the management of the Company's inventory. This charge was discovered in reconciling the computer generated accounts payable and detailed vendor statements. In addition, due to disappointing sales results, the Company made efforts to counteract this by reducing certain selling prices which, in turn, adversely impacted gross profit. In the past, the Company has not found it necessary to significantly promote its product through price promotions. As part of the improved vendor arrangements, the Company has been able to negotiate significant improvements to the prices and terms on which it is buying merchandise and will continue to review its pricing strategy going forward. The gross profit was also impacted by out of stock issues in high margin departments and certain reduced cash discounts.

Store operating expenses increased approximately $1,655,000 or 53.5%, for the fiscal year ended January 3, 1998, compared with the corresponding 1996 period. Approximately $1,674,000 of the increase resulted from the operation of the new stores. This increase was partially offset by an approximate $19,000 decrease in comparable store operating expenses. As a percentage of net sales, store operating expenses increased to 16.9% for the fiscal year ended January 3, 1998, compared with 16.3% for the corresponding period last year. This increase was primarily due to lower than anticipated sales, pre-opening expenses incurred in connection with more new stores and the opening of The Great Train Store Express temporary holiday stores, and an increase in store personnel compensation which included changes in the federal minimum wage standards.

Occupancy expenses increased approximately $1,489,000, or 67.0%, for the fiscal year ended January 3, 1998, compared with the corresponding 1996 period. Approximately $1,364,000 of the increase related to the new stores and comparable store occupancy expenses increased approximately $40,000, mostly from increases in shared expenses charged by certain of the malls in which the Company has stores. In addition, approximately $85,000 of the increase was related to the Company leasing additional central office space in order to support future growth and leasing additional space adjacent to an existing store for the purpose of redistributing a small portion of the Company's merchandise which could not economically or otherwise be shipped directly to the stores. As a percentage of net sales, overall occupancy expenses increased to 13.2% for the fiscal year January 3, 1998, from 11.7% for the corresponding 1996 period, primarily due to lower than planned sales.

Selling, general and administrative expenses increased approximately $1,035,000 or 43.9%, for the fiscal year ended January 3, 1998, compared with the corresponding 1996 period. The increase in selling, general and administrative expenses was primarily due to approximately $474,000 of additional expenses related to salaries and related expenses for additional central office personnel to support the continuing growth of the Company. A significant portion of such increase is related to the Company's promotion of certain of its Store Managers to Regional Sales Managers. These positions, which did not exist in the prior year, are a new level of management created to supervise the operation of the Company's rapidly growing number of existing stores and assist in the opening of new stores as part of the Company's increasing expansion program. In addition, the Company expended more significant funds than in prior years in aggressive marketing programs in several locations in an effort to enhance sales. A considerable portion of this included the existing train hobby store location that the Company acquired in November 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 12.1% for the fiscal year ended January 3, 1998, from 12.4% for the corresponding 1996 period.

Depreciation and amortization expense increased approximately $362,000, or 91.5%, for the fiscal year ended January 3, 1998, compared with the corresponding 1996 period. Such increases were primarily the result of an increase in the asset base related to new stores, the external development of a SQL server to facilitate enhanced operational reporting in the central office and additions to fixed assets related to the central office expansion discussed above. As a percentage of net sales, depreciation and amortization expense increased to 2.7% for the fiscal year ended January 3, 1998, from 2.1% for the corresponding 1996 period. This increase as a percentage of net sales was primarily related to the central office developments discussed above.

Other income increased approximately $351,000 for the fiscal year ended January 3, 1998 compared with the corresponding 1996 period. This increase was primarily due to a $350,000 settlement the Company received from the City of Indianapolis in connection with the closing of Union Station requiring the Company to close its store during the term of the lease.

Pretax income decreased 39.0% to approximately $642,000 for the fiscal year ended January 3, 1998. In fiscal 1997, the effective income tax rate was higher than in fiscal 1996, primarily due to the elimination of the remaining valuation allowance for deferred tax assets in 1996. As anticipated, the Company's effective income tax rate in 1997 approximated statutory income tax rates.

As a result of the foregoing, the Company recorded net income of approximately $411,000 for the fiscal year ended January 3, 1998, compared with net income of approximately $772,000 for the corresponding 1996 period. As a percentage of net sales, net income decreased to 1.5% for fiscal 1997.

Liquidity and Capital Resources

The Company's primary historical uses of cash have been for the purchase of merchandise inventories, the financing of new store openings and capital expenditures.

For the fiscal year ended January 2, 1999, net cash used in operating activities was approximately $3,684,000 compared with net cash provided by operating activities of approximately $1,175,000 for the corresponding period last year. Net cash used in operating activities primarily results from the funding of the Company's operating losses in 1998 and an increase in cash used for the purchase of merchandise inventories for new stores opened in the period.

As of January 2, 1999, the Company had approximately $462,000 payable under capital lease obligations related to the management information systems, fixtures and equipment. Of such debt obligations, approximately $184,000 under the fixtures and equipment financing arrangements are payable during 1999.

In January 1998, the Company entered into a revolving line of credit with BankAmerica Business Credit, Inc. The availability of the line, which is based on the Company's inventory, is calculated at varying advance rates throughout the year. The Company had approximately $4,252,000 of borrowing capacity under the line at January 2, 1999. The initial term of the facility is three years and is secured by certain assets of the Company, primarily inventory. As of year-end 1998, the maximum loan was reduced to $8,000,000 and advance ratios were reduced. Under the amended agreement, outstanding borrowings bear interest at BankAmerica Business Credit, Inc.'s base lending rate plus 1.75% and a commitment fee of 0.375% is charged on the unused portion. The revolving credit facility provides a source of additional liquidity to manage cash flow. As of January 2, 1999, there was approximately $408,000 outstanding on the revolving line of credit.

The Company has received a commitment from Paragon Capital LLC to make available to the Company a $10,000,000 revolving credit facility in replacement of the BankAmerica credit line. As proposed, borrowings under the Paragon line will be based on an advance rate percentage of the Company's inventory, which varies throughout the year. The proposed initial term of the facility is five years and is secured by certain assets of the Company, primarily inventory. The Company has accepted Paragon's proposal and is currently engaged in negotiation of the definitive credit agreements. The Company expects to complete this transaction before the end of April 1999.

In June 1998, the Company sold $3,000,000 aggregate principal amount of 12% subordinated debentures due 2003 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $3.75 per share to Tandem Capital. Net proceeds to the Company, from the sale of these securities, were approximately $2,757,000 and were used to support new store openings in 1998 and for general working capital purposes. The subordinated debentures are secured by certain assets, primarily fixtures and equipment. The Company has the right to repay the subordinated debentures at any time without penalty. If not previously repaid, Tandem will receive additional warrants at the end of each year, exercisable at a price based on the fair market value of such shares on the date of issuance.

As of January 2, 1999, the Company operated fifty-six stores primarily located in distinctive regional shopping malls and festival marketplaces. During fiscal 1998, the Company opened fourteen new stores. The Company also operated six The Great Train Store Express, temporary stores in 1998. A 1999 store opening has been announced for Providence, Rhode Island.

The Company intends to finance anticipated capital expenditures, working capital needs and debt obligations for the foreseeable future from net proceeds from the Company's operating activities, landlord allowances, the line of credit, possible fixtures and equipment or inventory financing, trade credit and / or the public or private sale of debt or equity securities.

Year 2000

General

The advent of the year 2000 poses certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "98" for "1998"). Computer technologies programmed in this manner, if not corrected, could produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. This problem, the so-called "Year 2000 Problem" or "Y2K Problem," may have a material adverse effect on the Company's financial condition, results of operations, business or business prospects because the Company relies extensively on computer technology to manage its financial information and serve its customers.

The Company's State of Readiness

The Company has developed a Year 2000 Action Plan (the "Plan"), specifying a range of tasks and goals to be achieved at various dates before the year 2000. To date, the Plan is on target and major deadlines have been met. Senior management and the board of directors of the Company are regularly apprised of the Company's progress, and both provide input and guidance on a regular basis.

The computer systems presently in use at The Great Train Stores are made up entirely of PC-compatible microcomputers and do not include any mini or mainframe computers. On August 2, 1998, the Company upgraded its point of sale software, which is the core software system in use at the central office and all store locations, so that the system should be capable of accurately processing date related data through the transition from 1999 to 2000. The Company has identified other systems that are in need of renovation or modification to minimize disruptions or failures related to the Year 2000 Problem. Such systems have either already been modified or replaced, or such upgrades or replacements are scheduled to be completed by the third quarter of 1999.

Pursuant to the Plan, the Company has also actively monitored the Y2K preparedness of its third party providers and servicers, utilizing various methods for testing and verification. Due to the relatively limited number of key suppliers, the Company may experience product delivery delays if these vendors are not adequately prepared for the Year 2000 Problem. The Company is discussing Year 2000 preparedness with these principal providers.

The Costs to Address the Company's Year 2000 Issues

The Company has projected remaining Y2K expenditures to be immaterial. The Company does not anticipate that the Company's Year 2000 Action Plan will have any material effect on its financial statements or results of operations. The projection of the Company's Y2K costs does not include internal personnel costs, which are not expected to be significantly greater as a result of the Year 2000 Problem, or external consulting or advisory fees, which have been and are expected to be minimal. The Company's budget for Y2K expenditures consists predominantly of expenditures for the upgrading or replacement of hardware and software systems, divided approximately 50% for hardware and 50% for software. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating cash flows and/or the Company's line of credit or possible additional equipment financing.

Year 2000 Risks Facing the Company and the Company's Contingency Plans

The failure of the Company to substantially complete its Plan could result in an interruption in or failure of certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition. Currently, the Plan is on schedule and management believes that successful completion of the Plan should significantly reduce the risks faced by the Company with respect to the Year 2000 Problem.

The Company believes that its most reasonably likely worst-case scenario with respect to the Year 2000 Problem involves the potential failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the year 2000. The Company relies on a relatively small number of critical providers; thus if any such provider fails adequately to prepare for the changeover between 1999 and 2000, the Company could face product delivery delays. While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Plan, the Company's ability to evaluate is limited by the willingness of vendors to supply information and the ability of vendors to verify the Y2K preparedness of their own systems or their sub-providers. However, the Company does not currently anticipate that any of its significant third party vendors will fail to provide continuing service due to the Year 2000 Problem.

In order to reduce the risks enumerated above, the Company has begun to develop contingency plans. In particular, if the Company receives information that any of its critical suppliers will not be adequately prepared to meet the transition from 1999 to 2000, the Company plans to take action to preserve the Company's core business functions, such as purchasing merchandise earlier than it might otherwise have done.

Authoritative Pronouncements

The AICPA has issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which is required for fiscal years beginning after December 15, 1998. The Company has considered the impact of SOP 98-5 and does not anticipate the adoption of this statement will have any effect on the Company's financial statements.

The Financial Accounting Standards Board has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which will become effective for the Company on January 2, 2000. The Company does not anticipate the adoption of this statement will have any effect on the Company's financial statements.

ITEM 8.  Financial Statements

The Company's Consolidated Balance Sheets as of January 3, 1998 and January 2, 1999 and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 28, 1996, January 3, 1998, and January 2, 1999 together with the notes thereto and the report of the Company's independent auditors thereon are included as a separate section of this report which begins on page F-2.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant

Information regarding Directors, Executive Officers, Promoters and Control Persons is incorporated by reference to the material contained in the Company's 1999 Proxy Statement.

ITEM 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to the material contained in the Company's 1999 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information  regarding  Security  Ownership  of  Certain  Beneficial  Owners and
Management is incorporated by reference to the material contained in the Company's 1999 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

None

ITEM 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)   Exhibits.

      See Exhibit Index beginning on page F-14 of this Report.

(b)   Financial Statements Schedule

      See index to Consolidated Financial Statements on page F-1.

(c)   Reports on Form 8-K.

      None

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                        Page
                                                                        ----

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of January 3, 1998
  and January 2, 1999                                                   F-3

Consolidated Statements of Operations for the years ended
  December 28, 1996, January 3, 1998  and January 2, 1999               F-4


Consolidated Statements of Stockholders' Equity for the years           F-5
  ended December 28, 1996, January 3, 1998 and January 2, 1999

Consolidated Statements of Cash Flows for the years ended
  December 28, 1996, January 3, 1998  and January 2, 1999               F-6


Notes to Consolidated Financial Statements                              F-7

Schedule II - Valuation and Qualifying Accounts for the years
  ended December 28, 1996, January 3, 1998 and January 2, 1999          S-1

                          Independent Auditors' Report



The Board of Directors and Stockholders
The Great Train Store Company:


We have audited the consolidated financial statements of The Great Train Store Company and subsidiaries as listed in the accompanying index. In connection with our audits, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Great Train Store Company and subsidiaries as of January 3,1998 and January 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 2, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            KPMG LLP


Dallas, Texas
February 19, 1999


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                         ASSETS
                                                          January 3, 1998  January 2, 1999
                                                          ---------------   --------------
CURRENT ASSETS:
      Cash and cash equivalents                              $ 3,490,721      $   402,136
      Merchandise inventories                                  8,978,789       10,362,635
      Accounts receivable and other current assets             1,130,163          897,837
      Income taxes receivable                                          -          390,000
                                                          ---------------   --------------

                 Total current assets                         13,599,673       12,052,608

PROPERTY AND EQUIPMENT:
      Store construction and leasehold improvements            4,741,495        6,256,902
      Furniture, fixtures and equipment                        2,650,600        3,631,539
                                                          ---------------   --------------
                                                               7,392,095        9,888,441
      Less accumulated depreciation and amortization           1,827,691        2,850,751
                                                          ---------------   --------------

                 Property and equipment, net                   5,564,404        7,037,690

DEFERRED TAXES                                                   316,344                -
OTHER ASSETS, net                                                315,138          544,428
                                                          ---------------   --------------

                 Total assets                               $ 19,795,559     $ 19,634,726
                                                          ===============   ==============


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Merchandise payable                                    $ 4,580,080      $ 4,655,543
      Accounts payable and accrued liabilities                 1,111,936        1,148,711
      Sales taxes payable                                        660,547          667,199
      Income taxes payable                                       241,716                -
      Current portion of capital lease obligations                85,497          184,495
                                                          ---------------   --------------

                 Total current liabilities                     6,679,776        6,655,948

CAPITAL LEASE OBLIGATIONS, net of current portion                212,221          277,400
LINE OF CREDIT PAYABLE                                                 -          407,747
DEFERRED RENT AND OTHER LIABILITIES                              873,117        1,134,785
SUBORDINATED DEBENTURES                                                -        2,901,569
                                                          ---------------   --------------

                 Total liabilities                             7,765,114       11,377,449
                                                          ---------------   --------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
      Preferred stock: $.01 par value; 2,000,000 shares
         authorized; none issued                                       -                -
      Common stock: $.01 par value; 18,000,000 shares
         authorized; 4,415,764 shares issued and outstanding      44,158           44,158
      Additional paid-in capital                              10,444,765       10,444,765
      Warrants                                                         -           76,006
      Retained earnings (accumulated deficit)                  1,541,522       (2,307,652)
                                                          ---------------   --------------

              Total stockholders' equity                      12,030,445        8,257,277
                                                          ---------------   --------------

              Total liabilities and stockholders' equity    $ 19,795,559     $ 19,634,726
                                                          ===============   ==============


 The accompanying notes are an integral part of these consolidated financial statements.



                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  For the Fiscal Year Ended
                                                                 December 28, 1996      January 3, 1998       January 2, 1999
                                                               --------------------   -----------------   --------------------

NET SALES                                                             $ 18,998,461        $ 28,090,948           $ 33,932,790

COST OF SALES                                                            9,847,463          15,072,692             19,980,206
                                                               --------------------   -----------------   --------------------

                Gross profit                                             9,150,998          13,018,256             13,952,584
                                                               --------------------   -----------------   --------------------

OPERATING EXPENSES:
        Store operating expenses                                         3,095,361           4,750,266              6,441,594
        Occupancy expenses                                               2,223,853           3,713,162              5,258,037
        Selling, general and administrative expenses                     2,354,880           3,389,652              3,994,398
        Depreciation and amortization expenses                             396,136             758,562              1,046,830
        Provision for store closing                                              -                   -                241,417
                                                               --------------------   -----------------   --------------------

                Total operating expenses                                 8,070,230          12,611,642             16,982,276
                                                               --------------------   -----------------   -------------------

OPERATING INCOME (LOSS)                                                  1,080,768             406,614             (3,029,692)
                                                               --------------------   -----------------   --------------------

OTHER INCOME (EXPENSE):
        Interest expense                                                  (129,500)           (188,128)              (978,712)
        Interest income                                                     84,960              56,664                 20,750
        Other income                                                        15,301             366,790                 25,013
                                                               --------------------   -----------------   --------------------

                Total other income (expense), net                          (29,239)            235,326               (932,949)
                                                               --------------------   -----------------   --------------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                              1,051,529             641,940             (3,962,641)

PROVISION FOR INCOME TAXES (BENEFIT)                                       279,301             231,327               (113,467)
                                                               --------------------   -----------------   --------------------

NET INCOME (LOSS)                                                        $ 772,228           $ 410,613           $ (3,849,174)
                                                               ====================   =================   ====================

BASIC EARNINGS (LOSS) PER SHARE                                             $ 0.21              $ 0.09                $ (0.87)
                                                               ====================   =================   ====================

DILUTED EARNINGS (LOSS) PER SHARE                                          $ 0.20               $ 0.09                $ (0.87)
                                                               ====================   =================   ====================


The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                            Unearned                       Retained
                                                                           Compensation                    Earnings
                                        Common Stock          Paid-In     - Restricted                    (Accumulated
                                    Shares       Amount       Capital        Stock          Warrants       Deficit)       Total
                                 -----------  -----------  -----------  --------------  --------------   ------------- ------------


BALANCE, December 30, 1995        3,145,000     $ 31,450    $ 4,446,947       $ (5,665)       $      -     $ 358,681   $ 4,831,413

Net income                               -            -              -               -               -       772,228       772,228
Net proceeds from warrant         1,226,169       12,262      5,567,725              -               -             -     5,579,987
      exercise
Exercise of stock options and
      related tax benefits           11,950          119         59,111              -               -             -        59,230
Adjustments associated with
      unearned compensation -
      restricted stock                1,000           10        124,392         1,540                -             -       125,942
                                  -----------  -----------  -----------   ------------      -----------   -----------  -----------

BALANCE, December 28, 1996        4,384,119     $ 43,841   $ 10,198,175      $ (4,125)         $    -    $ 1,130,909  $ 11,368,800

Net income                                -            -             -              -               -        410,613       410,613
Exercise of stock options and
      related tax benefits           31,645          317        169,176             -               -              -       169,493
Adjustments associated with
      unearned compensation -
      restricted stock                    -            -         77,414         4,125               -              -        81,539
                                 -----------  -----------   -----------  --------------     -----------  ------------- ------------

BALANCE, January 3, 1998          4,415,764     $ 44,158   $ 10,444,765      $      -          $    -    $ 1,541,522  $ 12,030,445

Net loss                                  -            -             -              -               -     (3,849,174)   (3,849,174)
Issuance of stock warrants                -            -             -              -          76,006              -        76,006
                                 -----------  -----------   -----------  --------------    -----------   ------------  ------------

BALANCE, January 3, 1999          4,415,764     $ 44,158   $ 10,444,765      $      -        $ 76,006   $ (2,307,652)  $ 8,257,277
                                 ===========  ===========  ============  ==============  ==============  ============= ============


The accompanying notes are an integral part of these consolidated financial statements.



                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Fiscal Year Ended
                                                                 December 28, 1996  January 3, 1998   January 2, 1999
                                                                 -----------------  ---------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income (loss)                                          $   772,228        $    410,613     $ (3,849,174)
       Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
             Depreciation and amortization                            396,136             758,562        1,046,830
             Deferred income taxes                                   (150,193)           (121,617)         316,344
             Loss on retirement of assets                                  -               14,728               -
             Amortization of unearned compensation -
               restricted stock                                         7,040               4,125               -
             Amortization of debt discount                                 -                    -           20,616
             Provision for store closing                                   -                    -          241,417
             Changes in assets and liabilities:
                  Merchandise inventories                          (3,240,392)         (2,855,437)      (1,383,846)
                  Income tax receivable                                    -                    -         (390,000)
                  Accounts receivable and other current assets       (836,914)           (132,626)         232,327
                  Other assets                                       (122,491)           (122,585)         (10,109)
                  Merchandise payable                               1,039,634           2,931,992           75,462
                  Accounts payable and accrued liabilities          1,105,235            (117,608)          36,775
                  Sales taxes payable                                 167,841             255,913            6,652
                  Income taxes payable                                257,067             (59,885)        (241,716)
                  Other long term liabilities                        (340,884)            208,944          214,882
                                                                 -----------------  ---------------   --------------
                  Net cash provided by (used in)
                     operating activities                            (945,693)          1,175,119       (3,683,540)
                                                                 -----------------  ---------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment                          (2,275,065)         (2,649,724)      (2,437,763)
                                                                 -----------------  ---------------   --------------

                  Net cash used in investing activities            (2,275,065)         (2,649,724)      (2,437,763)
                                                                  ---------------  ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Net proceeds from stock options exercised                       36,352             116,291               -
       Tax benefit of stock option exercises                          141,780             130,616               -
       Net proceeds from line of credit                                    -                   -          407,747
       Net proceeds from warrant exercise                           5,579,987                  -                -
       Proceeds from subordinated debentures and warrants                  -                   -        3,000,000
       Debt issuance costs                                                 -                   -         (242,952)
       Proceeds from notes payable                                    144,269                  -                -
       Repayment of notes payable and capital leases               (1,054,789)           (146,120)       (132,077)
                                                               -----------------    ---------------   --------------

                  Net cash provided by financing activities         4,847,599             100,787       3,032,718
                                                               -----------------    ---------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,626,841          (1,373,818)     (3,088,585)

CASH AND CASH EQUIVALENTS, beginning of year                        3,237,698           4,864,539       3,490,721
                                                               -----------------    ---------------   --------------

CASH AND CASH EQUIVALENTS, end of year                          $   4,864,539         $ 3,490,721      $  402,136
                                                               =================    ===============   ==============

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

       Assets financed through capital lease obligations        $    155,000           $       -       $  300,000
       Interest paid                                            $    187,444           $  146,289      $  551,693
       Income taxes paid                                        $     41,644           $  282,213      $  194,255


The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Great Train Store Company (the "Company") operates a chain of specialty retail stores known as The Great Train Stores, which sell train-themed merchandise including model trains, toys, books, videotapes, apparel, and related merchandise. As of January 2, 1999, the Company operated fifty-six stores in twenty-six states and the District of Columbia.

The Company's fiscal year is based on a 52/53 week retail calendar ending on the Saturday closest to December 31. Fiscal years 1996 and 1998 consisted of 52 week periods ended December 28, 1996 and January 2, 1999 as compared to fiscal 1997 which consisted of a 53 week period ended January 3, 1998. The consolidated financial statements present the results of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with original maturities of less than 90 days cash equivalents. Substantially all of the Company's cash at January 3, 1998 and January 2, 1999 was invested in money market funds.

Merchandise Inventories

Merchandise inventories are stated at the lower of average cost or market. At January 2, 1999 the Company has recorded a reserve for inventory markdowns of $383,000.

Property and Equipment

Property and equipment are stated at cost. The costs of additions and improvements which substantially extend the useful life of an asset are capitalized. Repair and maintenance costs are charged to expense when incurred. When assets are sold or otherwise disposed of, the estimated costs and related accumulated depreciation or amortization is removed from the accounts, and any resulting gain or loss is included in income or expense. The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

Depreciation of property and equipment, including assets held under capital leases, is provided using the straight-line method based on the estimated useful lives of the assets that generally range from three to five years. Leasehold improvements and fixtures are amortized over the shorter of the estimated useful life of the asset or the remaining lease term.

Financial Instruments

The Company's financial instruments at January 3, 1998 and January 2, 1999, consist of cash equivalents, accounts and income taxes receivable, accounts payable, accrued liabilities, and long-term debt. The fair value of these financial instruments approximates the carrying amounts reported in the consolidated balance sheets. The following methods were used in estimating the fair value of each class of financial instrument: cash equivalents, accounts and income taxes receivable, merchandise and accounts payable and accrued liabilities approximate their carrying amounts due to the short duration of those items and long-term debt is based on current market rates.

Pre-Opening Costs

Store pre-opening costs are charged to expense in the period incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, net of vendor reimbursements, was approximately $50,000, $139,000, and $138,000 respectively during fiscal 1996, fiscal 1997, and fiscal 1998.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of additional shares that would have resulted from the issuance of potentially dilutive securities.



                                               1996         1997         1998
                                               ----         ----         ----
Weighted average common shares
  outstanding                               3,663,780    4,401,225    4,415,764
Dilutive common stock equivalents             193,300      196,737           -
                                           -----------   ---------    ---------
Weighted average common shares
  outstanding and dilutive common
  stock equivalents                         3,857,080    4,597,962    4,415,764
                                           ==========   ==========   ==========

For the year ended January 2, 1999, there are 554,600 options and 482,500 warrants to purchase common stock that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for that fiscal year. For the years ended December 28, 1996 and January 3, 1998, there are 15,600 and 75,000 options, respectively and 240,000 and 120,000 warrants, respectively, to purchase common stock that were not included in the computation of earnings per share because their inclusion would have been antidilutive.

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Since the Company grants stock options with an exercise price equal to the current market price of the stock on the grant date, no compensation expense is recorded. Under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the pro forma effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected not to adopt the recognition provisions of SFAS 123.

Segment Information

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" in the fiscal year ended January 2, 1999. The Company operates in one business segment, the retail sale of train-themed merchandise. All of the Company's sales consist of similar products and occur in the United States.

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

2.   REVOLVING LINE OF CREDIT

In January 1998, the Company entered into a revolving line of credit with BankAmerica Business Credit, Inc. The availability of the line, which is based on the Company's inventory, is calculated at varying advance rates throughout the year. The initial term of the facility is three years and borrowings are secured by certain assets of the Company, primarily inventory. As of year-end 1998, the maximum loan was reduced to $8,000,000 and advance ratios were reduced. Under the amended agreement, borrowings bear interest at BankAmerica Business Credit, Inc.'s base lending rate plus 1.75% (8.5% at January 2, 1999) and a commitment fee of 0.375% is charged on the unused portion. As of January 2, 1999, there was approximately $408,000 outstanding on the revolving line of credit, with approximately $4,252,000 remaining capacity under the line.

3.   SUBORDINATED DEBENTURES

In June 1998, the Company sold $3,000,000 aggregate principal amount of 12% subordinated debentures due 2003 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $3.75 per share to Tandem Capital. The warrants, which expire June 2003, were allocated a fair value of $76,006 on the date of issuance, resulting in a debt discount of a like amount on the subordinated debentures. The fair value of the warrants was determined using the Black-Scholes Option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 40.0%; risk free interest rate of 5.04%; an expected life of four years; and a block trading discount. Net proceeds to the Company from the sale of these securities were approximately $2,757,000 and are expected to be used to support new store openings in 1998 and 1999 and for general working capital purposes. The subordinated debentures are secured by certain assets, primarily fixtures and equipment. The Company has the right to repay the subordinated debentures at any time without penalty. If not previously repaid, Tandem will receive additional warrants at the end of each year, exercisable at a price based on the fair market value of such shares on the date of issuance.

The warrants anticipated to be issued in the future periods are valued each quarter and as of January 2, 1999 have been recorded at an aggregate fair value of $43,041 using the Black-Scholes Option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 55.0%; risk free interest rate of 4.56%; an expected life of four years; and a block trading discount. The aggregate fair value of these warrants is reflected on the balance sheet in deferred financing charges, a component of other assets, and deferred rent and other liabilities. The components of subordinated debentures as of January 2, 1999 are as follows:

         Principal balance                                $   3,000,000
         Unamortized debt discount                              (98,431)
                                                        ----------------
                                                          $   2,901,569

4.   INCOME TAXES

Income tax expense (benefit) for the years ended December 28, 1996, January 3, 1998 and January 2, 1999 consisted of the following:

   Current:                      1996              1997              1998
                                 ----              ----              ----
     Federal income taxes     $ 389,494        $ 341,332         $ (440,041)
     State income taxes          40,000           11,612             10,230
   Deferred                    (150,193)        (121,617)           316,344
                               ---------        ---------           -------
                              $ 279,301        $ 231,327        $ (113,467)
                             ==========       ==========        ===========


Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) for the years ended December 28, 1996, January 3, 1998 and January 2, 1999, respectively, as a result of the following:

                                                         1996              1997              1998
                                                         ----              ----              ----
Computed "expected" tax expense (benefit)              357,520        $  218,260     $  (1,347,298)
State income tax, net of federal tax benefit            26,400             7,664             6,752

Change in the balance of the valuation allowance
  for deferred tax assets allocated to income
  tax expense                                         (107,507)                -         1,262,407
Other                                                    2,888             5,403           (35,328)
                                                     ----------       ----------        -----------
                                                     $ 279,301       $   231,327         $(113,467)
                                                     =========       ===========          =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 3, 1998 and January 2, 1999 are:

  Deferred tax assets:                January 3, 1998    January 2, 1999
                                      ---------------    ---------------
       NOL Carryforward                   $       -         $    810,144
        Deferred rent                        267,240             340,429
       Other                                  73,016             234,262
                                      ----------------      ------------
  Total deferred tax assets                  340,256           1,384,655
       Valuation Allowance                        -           (1,262,407)
                                      --------------         -----------
  Net Deferred Tax Asset                     340,256             122,248
  Deferred tax liabilities
    - property and equipment                 (23,912)           (122,248)
                                      ---------------         -----------
  Net deferred tax assets              $     316,344         $        -
                                      ===============          ==========


In assessing the realizability of deferred tax assets, management considers the carry back potential, the scheduled reversal of deferred tax assets and liabilities, future taxable income and tax planning strategies. The Company recorded a valuation allowance for deferred tax assets of $0 and $1,262,407 at January 3, 1998 and January 2, 1999, respectively.

The Company had Federal tax net operating loss carryforwards of approximately $2,104,000 as of January 2, 1999, which will expire in 2018.

5.   COMMITMENTS

Leases

The Company conducts its retail operations from leased locations with initial lease terms ranging from five to twelve years. Certain store leases provide for contingent rentals based on sales levels and require payment for all or part of the applicable real estate taxes, common area maintenance, and certain other allowable expenses. In addition, certain store lease obligations are secured by fixtures and equipment of the Company. The Company also leases its central offices under a five-year operating lease.

The Company records base rental expense using the straight-line method over the life of the lease and, accordingly, has recorded a deferred liability of approximately $786,000 at January 3, 1998 and $1,001,000 at January 2, 1999, representing the cumulative excess of straight-line rental expense over amounts paid.

Total rental expense under all noncancelable operating leases totaled approximately $1,448,000, $2,388,000, and $3,281,000 for the years ended December 28, 1996, January 3, 1998 and January 2, 1999 respectively. Included in these amounts is contingent rent of approximately $224,000, $281,000, and $220,000, respectively. The Company has capital leases payable to a finance company which are secured by certain property and equipment. These leases are payable in monthly installments (together with interest) at rates ranging from 12.1% to 16.8%.

Scheduled future minimum lease payments under all lease commitments with initial or noncancelable terms in excess of one year are as follows:


                                       Operating           Capital
                                       ---------           -------
             1999...............      $3,891,070        $    243,309
             2000...............       3,787,559             221,096
             2001...............       3,774,028              85,966
             2002...............       3,765,006                  -
             2003...............       3,698,848                  -
             Thereafter.........      13,677,865                  -
                                      ----------        ------------
 Total minimum payments             $ 32,594,376        $    550,371
                                    ============
 Less portion representing interest                           88,476
                                                              ------
 Capital lease obligations                                   461,895
 Less current portion                                        184,495
                                                             -------
 Capital lease obligations, less current                $    277,400
   portion                                              ============


6.   STOCKHOLDERS' EQUITY

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

As of January 2, 1999, the underwriter in the Company's initial public offering has outstanding an option to purchase up to 120,000 shares of the Company's common stock at $7.25 per share. The underwriter's option expires on August 4, 1999. Also, as of January 2, 1999 Tandem Capital holds warrants to purchase up to 175,000 shares of the Company's common stock at an exercise price of $3.75 per share. The warrants expire June 2003.

In May 1994, the Company completed a private placement consisting of promissory notes and warrants (which expire in May 1999) to purchase up to 187,500 shares of common stock at $4.50 per share. The promissory notes were repaid with net proceeds from the Company's initial public offering.

On August 4, 1996, 1,226,169 of the Company's 1,245,000 outstanding warrants to purchase the Company's common stock at $5.00 per share were exercised. Net proceeds to the Company were approximately $5,580,000.

The Company's 1994 Incentive Compensation Plan provides for the granting of restricted stock awards and incentive and nonqualified stock options. Options are granted at the current market price on the date of grant and typically terminate ten years from the date of grant. A portion of these options first become exercisable on the second anniversary of the date of grant and vest ratably over a period of five years. Additionally, pursuant to the Company's 1994 Director Stock Option Plan, nonqualified stock options may be issued to non-employee directors. Director's options become exercisable on the first anniversary of the date of grant. The following summary sets forth the activity under the plans:


6.   STOCKHOLDERS' EQUITY (continued)

                                            Incentive Compensation Plan         Director Stock Option Plan
                                            ---------------------------         --------------------------
                                                         Weighted Average                   Weighted Average
                                           Options        Exercise Price       Options       Exercise Price
                                           -------       ----------------      -------      ----------------

Outstanding at December 30, 1995              154,700         $3.87               30,000          $4.25

   Granted                                    216,600         $5.84               10,000          $5.63
   Exercised                                  (6,950)         $3.07              (5,000)          $3.00
   Forfeited                                 (16,300)         $5.16                   -              -
                                            ---------                           --------

Outstanding at December 28, 1996              348,050         $5.05               35,000          $4.82

   Granted                                    228,150         $7.96               20,000          $7.88
   Exercised                                 (22,650)         $3.19             (10,000)          $4.41
   Forfeited                                 (89,950)         $5.91                   -              -
                                            ---------                           --------

Outstanding at January 3, 1998                463,600         $6.40               45,000          $6.27
                                            =========                           ========
   Granted                                    133,050         $3.10               20,000          $3.13
   Canceled                                 (325,050)         $6.79             (35,000)          $7.00
   Reissued                                   325,050         $3.50               35,000          $3.50
   Forfeited                                (107,050)         $6.11                   -              -
                                            ---------                           --------

Outstanding at January 2, 1999                489,600         $2.23               65,000          $3.17
                                            =========                           ========

Exercisable at January 2, 1999                41,275          $3.00                5,000          $3.00
                                            =========                           ========
Reserved and available for grant
  at January 2, 1999                         140,800                              20,000
                                            ========                            ========


At January 2, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.69 - $3.50 and 7.9 years for the Incentive Compensation Plan and $3.00 - $3.50 and 6.1 years for the Director Stock Option Plan, respectively.

The per share,  weighted-average  fair  value of stock  options  granted  during
fiscal  1996,  fiscal  1997  and  fiscal  1998  was  $3.57,   $4.83  and  $2.15,
respectively for the Incentive Compensation Plan and $2.59, $3.67 and $1.67 for the Director Stock Option Plan, respectively, on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in the calculation:


                                           Incentive Compensation Plan               Director Stock Option Plan
                                        1996         1997         1998            1996         1997          1998
                                        ----         ----         ----            ----         ----          ----
Expected dividend yield                  -             -           -               -            -             -
Risk-free interest rate                 6.4%         6.4%         5.6%            6.9%         6.6%          5.6%
Expected life in years                   10           10           10               5           10            10
Expected volatility                      40%          59%          55%             40%          59%           55%


The Company applies APB 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income
(loss) would have been the pro forma amounts indicated below:


                                                   1996               1997              1998
                                                   ----               ----              ----
 Net Income (Loss):           As reported      $ 772,228         $ 410,613        ($ 3,849,174)
                              Pro forma        $ 687,928         $ 191,165        ($ 4,073,515)


 Diluted Earnings Per Share:  As reported         $ 0.20            $ 0.09             ($ 0.87)
                              Pro forma           $ 0.18            $ 0.04             ($ 0.92)


Pro forma net income (loss) reflects compensation expense only for options granted in fiscal 1995 and later. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above. Compensation cost is reflected over the options' vesting period of five years for the Incentive Compensation Plan and one year for the Director's Stock Option Plan.

                                   SIGNATURES


Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE GREAT TRAIN STORE COMPANY



April 2, 1999                       /s/ Cheryl A. Taylor
-------------------------------     --------------------------------------------
Date                                Cheryl A. Taylor
                                    Vice President - Finance and Administration


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


April 2, 1999                       /s/ James H. Levi
------------------------------      --------------------------------------------
Date                                James H. Levi
                                    President, Chief Executive Officer and
                                    Chairman of the Board
                                    (Principal Executive Officer)


April 2, 1999                       /s/ Cheryl A. Taylor
-------------------------------     --------------------------------------------
Date                                Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    (Principal Financial and Accounting Officer)


April 2, 1999                       /s/ Joel S. Pollack
-------------------------------     --------------------------------------------
Date                                Joel S. Pollack
                                    Director


April 2, 1999                       /s/ John J. Schultz
-------------------------------     --------------------------------------------
Date                                John J. Schultz
                                    Director


April 2, 1999                       /s/ Charles M. Tureen
-------------------------------     --------------------------------------------
Date                                Charles M. Tureen
                                    Director


April 2, 1999                        /s/ Robert M. Warner
-------------------------------      -------------------------------------------
Date                                 Robert M. Warner
                                     Director

                                  EXHIBIT INDEX

Exhibit
Number          Description                                                 Page
-------         -----------                                                 ----
3.1    *   Certificate of Incorporation of the Registrant................
3.2    *   Bylaws of the Registrant......................................
4.1    *   Form of Stock Certificate.....................................
4.3    *   Form of Bridge Warrants.......................................
4.4    *   Form of Underwriter's Option..................................
10.1  ***  The Great Train Store Company Amended and Restated
             1994 Incentive Compensation Plan............................
10.2   *   The Great Train Store Company 1994 Director Stock
             Option Plan.................................................
10.4   *   Form of Employment Agreement with  James H. Levi..............
10.6   *   The Great Train Store Partners, L. P. Agreement of
             Limited Partnership dated as of
             September 1, 1990, as amended...............................
10.9  **   First Amendment to The Great Train Store Company
             1994 Director Stock Option Plan.............................
10.13 ***  Second Amendment to The Great Train
             Store Company 1994 Director Stock Option Plan...............
10.14      Amended and Restated Loan and Security
             Agreement dated as of January 27, 1998 with
             BankAmerica Business Credit, Inc............................
10.16      Consent and Amendment No. 1 to Loan and Security Agreement....
10.17      Amendment No. 2 to Loan and Security Agreement................
10.18      Amendment No. 3 to Loan and Security Agreement................
10.19      Amendment No. 4 to Loan and Security Agreement................
10.20      Amendment No. 5 to Loan and Security Agreement................
21.1       Subsidiaries of the Registrant................................
23.1       Independent Auditors' Consent
27.1       Financial Data Schedule (filed only in EDGAR format)..........
99.1 ****  Cautionary Statements Identifying Important Factors
             that Could Cause the Company's Actual Results to Differ
             from those Projected in Forward Looking Statements..........


* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Commission file no.33-79554) first filed on June 1, 1994

** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 30, 1995.

*** Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Commission file no. 333-37705) filed on October 10, 1997.

**** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the period ended October 2, 1998.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                     Schedule II - Valuation and Qualifying
             Accounts For the fiscal years ended December 28, 1996,
                       January 3, 1998 and January 2, 1999


--------------------------------------------- ------------------ --------------------- ----------------- ----------------
                                                 Balance at        Charged to costs    Deductions, net   Balance at end
                                                Beginning of         and expenses       of recoveries       of period
                                                   Period
--------------------------------------------- ------------------ --------------------- ----------------- ----------------

Reserve for Inventory Markdowns:
--------------------------------------------- ------------------ --------------------- ----------------- ----------------
     December 28, 1996                                        -                     -                 -                -
--------------------------------------------- ------------------ --------------------- ----------------- ----------------
     January 3, 1998                                          -                     -                 -                -
--------------------------------------------- ------------------ --------------------- ----------------- ----------------
     January 2, 1999                                          -               383,000                 -          383,000
--------------------------------------------- ------------------ --------------------- ----------------- ----------------