Form 10-Q
period 1999-04-03
GREAT TRAIN STORE CO
filed 1999-05-18
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirteen week period ended April 3, 1999.

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


         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ----        ----

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                                 Number of Shares Outstanding
      Title of Class                                as of April 3, 1999
      --------------                               --------------------

Common Stock $0.01 par value                            4,415,764

                          THE GREAT TRAIN STORE COMPANY

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                  April 3, 1999


                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                           Page

  Unaudited Consolidated Balance Sheet as of January 2, 1999 and          3
  April 3, 1999

  Unaudited Consolidated Statements of Operations for the thirteen        4
  weeks ended April 4, 1998 and April 3, 1999

  Unaudited Consolidated Statements of Cash Flows for the thirteen 5 weeks ended April 4, 1998 and April 3, 1999

  Notes to Unaudited Consolidated Financial Statements                    6

ITEM 2.  Management's Discussion and Analysis                             7


                           PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders             11


ITEM 6.  Exhibits and Reports on Form 8-K                                12


SIGNATURE PAGE                                                           13

EXHIBIT INDEX                                                            13


                   THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                       ASSETS
                                                       January 2, 1999    April 3, 1999
                                                       ---------------    -------------
CURRENT ASSETS:

   Cash and cash equivalents                            $    402,136     $    279,807
   Merchandise inventories                                10,362,635        9,781,761
   Accounts receivable and other current assets              897,837          652,499
   Income taxes receivable                                   390,000          390,000
                                                         -----------     ------------
             Total current assets                         12,052,608       11,104,067

Store construction and leasehold improvements              6,256,902        6,275,912
Furniture, fixtures and equipment                          3,631,539        3,653,963
                                                         -----------     ------------
                                                           9,888,441        9,929,875
Less accumulated depreciation and amortization             2,850,751        3,164,351
                                                         -----------     ------------
             Property and equipment, net                   7,037,690        6,765,524

Other assets, net                                            544,428          466,980
                                                        ============     ============
             Total assets                               $ 19,634,726     $ 18,336,571
                                                        ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Merchandise payable                                  $  4,655,543     $  2,558,668
   Accounts payable and accrued liabilities                1,148,711          717,085
   Sales taxes payable                                       667,199          179,006
   Current portion of capital lease obligations              184,495          186,782
                                                        ------------     ------------
             Total current liabilities                     6,655,948        3,641,541


Capital lease obligations, net of current portion            277,400          219,172
Line of credit payable                                       407,747        3,933,593
Deferred rent and other liabilities                        1,134,785        1,199,579
Subordinated debentures                                    2,901,569        2,901,569
                                                         -----------      -----------

             Total liabilities                            11,377,449       11,895,454
                                                         -----------      -----------

STOCKHOLDERS' EQUITY:

   Preferred stock: $.01 par value; 2,000,000 shares
        authorized; none issued                                    -                -
   Common stock: $.01 par value; 18,000,000 shares
        authorized; 4,415,764 shares issued and
        outstanding                                           44,158           44,158
   Additional paid-in capital                             10,444,765       10,444,765
   Warrants                                                   76,006           76,006
   Accumulated deficit                                    (2,307,652)      (4,123,812)
                                                        ------------      -----------
             Total stockholders' equity                    8,257,277        6,441,117
                                                        ------------      -----------

             Total liabilities and stockholders'
             equity                                     $ 19,634,726     $ 18,336,571
                                                        ============     ============


The accompanying notes are an integral part of these consolidated financial statements.



                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         For the First Quarter Ended
                                                      April 4, 1998      April 3, 1999
                                                      -------------      -------------

NET SALES                                               $ 5,366,886        $ 5,915,563
COST OF SALES                                             3,488,763          3,226,773
                                                        -----------        -----------
             Gross profit                                 1,878,123          2,688,790
                                                        -----------        -----------
OPERATING EXPENSES:
       Store opening expense                              1,314,901          1,631,073
       Occupancy expenses                                 1,151,834          1,532,979
       Selling, general and administrative expenses         952,328            892,262
       Depreciation and amortization expenses               235,745            320,144
                                                         ----------        -----------
             Total operating expenses                     3,654,808          4,376,458
                                                         ----------        -----------
OPERATING LOSS                                           (1,776,685)        (1,687,668)
                                                         ----------        -----------

OTHER INCOME (EXPENSE):
       Interest expense                                    (135,582)          (132,724)
       Interest income                                        5,379                  -
       Other income                                           8,959              4,232
                                                          ---------        -----------
             Total other income (expense), net             (121,244)          (128,492)
                                                          ---------        -----------

LOSS BEFORE INCOME TAX BENEFIT                           (1,897,929)        (1,816,160)
PROVISION FOR INCOME TAX BENEFIT                           (702,233)                 -
                                                       =============      =============
NET LOSS                                               $ (1,195,696)      $ (1,816,160)
                                                       =============      =============
BASIC LOSS PER SHARE                                        $ (0.27)           $ (0.41)
                                                       =============      =============
DILUTED LOSS PER SHARE                                      $ (0.27)           $ (0.41)
                                                       =============      =============


The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                            For the First Quarter Ended
                                                           April 4, 1998    April 3, 1999
                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                              $ (1,195,696)  $ (1,816,160)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation and amortization                        235,745        320,144
            Deferred income taxes                                (52,668)             -
            Changes in assets and liabilities:
                Merchandise inventories                        1,364,780        580,874
                Accounts receivable and other current
                  assets                                         617,090        245,338
                Other assets                                    (734,686)        70,905
                Merchandise payable                           (4,481,022)    (2,096,875)
                Accounts payable and accrued liabilities        (559,684)      (431,626)
                Sales taxes payable                             (512,565)      (488,193)
                Income taxes payable                            (241,716)             -
                Other long term liabilities                       46,174         68,564
                                                             -----------    -----------
                Net cash used in operating activities         (5,514,248)    (3,547,029)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment                       (478,756)       (41,435)
                                                              ----------     ----------
                Net cash used in investing activities           (478,756)       (41,435)
                                                              ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from line of credit                         2,947,685      3,525,846
      Repayment of notes payable and capital leases              (25,194)       (59,711)
                                                              ----------     ----------
                Net cash provided by financing activities      2,922,491      3,466,135

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (3,070,513)      (122,329)

CASH AND CASH EQUIVALENTS, beginning of period                 3,490,721        402,136
                                                           =============    ===========
CASH AND CASH EQUIVALENTS, end of period                   $     420,208    $   279,807
                                                           ===============  ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:

      Interest paid                                        $      72,034        179,054
      Income taxes paid                                    $     246,149             -


The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.  GENERAL

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of April 3, 1999 and for the thirteen week periods ended April 4, 1998 and April 3, 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim periods have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales. Historically, the fourth quarter has accounted for a significantly disproportionate share of the Company's sales and earnings. These statements should be read in conjunction with the financial statements and notes thereto for the year ended January 2, 1999 included in the Company's 1998 Annual Report on Form 10-K as filed with the SEC.

Prior year balances include certain reclassifications to conform to the current year presentation.

2.  REVOLVING LINE OF CREDIT

In January 1998, the Company entered into a revolving line of credit with BankAmerica Business Credit, Inc. ("BankAmerica"). The availability of the line, which was based on the Company's inventory, was calculated at varying advance rates throughout the year. As of January 2, 1999, the maximum loan was reduced to $8,000,000 and the advance ratios were reduced. Under the amended agreement, borrowings bore interest at BankAmerica's base lending rate plus 1.75% and a commitment fee of 0.375% was charged on the unused portion. As of April 3, 1999, there was approximately $3,934,000 outstanding on the revolving line of credit.

In April 1999, the Company entered into a $10,000,000 revolving line of credit agreement with Paragon Capital LLC ("Paragon") to replace the BankAmerica credit line. Borrowings under the Paragon line are based on an advance rate percentage of the Company's inventory, which varies throughout the year. Borrowings under the line at May 1, 1999, were $4,850,000, and unused capacity was $1,782,000. Interest is charged at an initial rate of Norwest Bank of Minnesota's base lending rate plus 1.25% with a right to reduce this rate by .5% if the Company meets certain operating targets. The initial term of the facility is five years and is secured by certain assets of the Company, primarily inventory.

3.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of additional shares that would have resulted from potentially dilutive securities. There were no potentially dilutive securities for the quarters ended April 4, 1998 or April 3, 1999.

4.   AUTHORATATIVE PRONOUNCEMENTS

The AICPA has issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which is required for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 which had no effect on the Company's financial statements.

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

                                                For the Thirteen Weeks Ended

                                             April 4, 1998        April 3, 1999
                                             -------------        -------------

Net sales                                       100.0%               100.0%
Cost of sales                                    65.0                 54.5
                                                 ----                 ----
     Gross profit                                35.0                 45.5
Store operating expenses                         24.5                 27.6
Occupancy expenses                               21.5                 25.9
Selling, general and administrative
  expenses                                       17.7                 15.1
Depreciation and amortization                     4.4                  5.4
                                                 -----                -----
     Operating loss                             (33.1)               (28.5)
Interest expense                                 (2.6)                (2.2)
Interest income                                    .1                   -
Other income                                       .2                   -
                                                 ----                 -----
     Loss before income taxes                   (35.4)               (30.7)
Income tax benefit                               13.1                   -
                                                 ------               ----
     Net loss                                   (22.3)%              (30.7)%
                                                -------              -------


Comparison of Thirteen Week Period Ended April 4, 1998 to the Thirteen Week Period Ended April 3, 1999

Net sales increased approximately $549,000 or 10.2%, for the thirteen weeks ended April 3, 1999 compared with the corresponding period last year. On a comparable store basis, sales decreased by 15.4% in the first quarter. Comparable store sales are calculated based on the stores open the entire period for both fiscal years. At the beginning of the current year, the Company was significantly cash-constrained due to the previously disclosed reductions in its borrowing capacity resulting from changes in terms imposed by its prior principal lender. As a result, the Company suffered significant stock-outs in the earlier part of the quarter and, in turn, very poor comparable sales results. As was previously announced, the Company recently was successful in replacing its revolving line of credit with a new lender with considerably more advantageous arrangements. The Company is now able to more appropriately replenish its merchandise.

Gross profit increased approximately $811,000 or 43.2%, for the thirteen weeks ended April 3, 1999 compared with the corresponding period last year. As a percentage of net sales, gross profit increased to 45.5% for the thirteen weeks ended April 3, 1999 compared with 35.0% for the corresponding period last year. The increase in gross profit, as a percentage of sales, was due to various factors including: improved terms with vendors, improved product mix, and a reserve of $383,000 recorded in the first quarter of 1998 for inventory markdowns, which significantly reduced the 1998 first quarter margin. During the first quarter of 1999, the Company reversed approximately $51,000 of the reserve recorded at January 2, 1999, related to markdowns taken on sales of product in the first quarter. No additional increases to the reserve were necessary.

Store operating expenses increased approximately $316,000 or 24.0%, for the thirteen weeks ended April 3, 1999, compared with the corresponding period last year. An approximate $338,000 increase resulted from the operation of the stores which were not open in the comparable period in 1998. This increase was partially offset by a decrease in comparable store expense of approximately $22,000. As a percentage of net sales, store operating expenses increased to 27.6% for the thirteen weeks ended April 3, 1999 compared with 24.5% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

Occupancy expenses increased approximately $381,000, or 33.1%, for the thirteen weeks ended April 3, 1999, compared with the corresponding period last year. Approximately $364,000 was attributable to stores which were not open for both periods and approximately $17,000 of the increase in occupancy expenses was attributable to comparable stores. As a percentage of net sales, overall occupancy expenses increased to 25.9% for the thirteen weeks ended April 3, 1999, compared with 21.5% for the corresponding period last year. This increase as a percentage of sales was primarily due to lower than anticipated sales.

Selling, general and administrative expenses decreased approximately $60,000, or 6.3%, for the thirteen weeks ended April 3, 1999, compared with the corresponding period last year. The decrease in selling, general and administrative expense was primarily due to the Company's ability to automate processes and streamline functions. As a percentage of net sales, selling, general and administrative expenses decreased to 15.1% for the first quarter of 1999, from 17.7% for the same period in 1998.

Depreciation and amortization expense increased approximately $84,000, or 35.8%, for the thirteen weeks ended April 3, 1999, compared with the corresponding period last year. Approximately $81,000 of this increase was the result of depreciation of assets in new stores not open for both periods. As a percentage of net sales, depreciation and amortization expense increased to 5.4% for the thirteen weeks ended April 3, 1999, from 4.4% for the corresponding period in 1998. The increase was primarily due to depreciation of a greater number of stores than in this same period the year before and the lower than anticipated sales for the period.

Interest expense decreased approximately $3,000, for the thirteen weeks ended April 3, 1999, compared with the corresponding period last year. This decrease results from the elimination of the amortization of debt issuance costs related to the revolver, as the Company wrote-off all remaining debt issuance costs related to BankAmerica at year-end 1998, partially offset by increased interest expense due to increased borrowings on the available line of credit and the increased interest rate.

The Company's pretax loss, with fourteen additional stores open than in the prior year, decreased approximately $82,000 to 30.7% of sales for the thirteen weeks ended April 3, 1998 from 35.4% of sales for the corresponding period last year. The Company did not record an expected income tax benefit for the quarter ended April 3, 1999.

As a result of the foregoing, the Company recorded a net loss of approximately $1,816,000 for the thirteen weeks ended April 3, 1999, compared with a net loss of approximately $1,196,000 for the corresponding period last year. As a percentage of net sales, net loss increased to 30.7% from 22.3% of sales for the corresponding period last year.

Liquidity and Capital Resources

For the thirteen weeks ended April 3, 1999, net cash used in operating activities was approximately $3,547,000 compared to approximately $5,514,000 for the corresponding period last year. The Company's primary uses of cash during the first quarter of 1999 have been for funding anticipated seasonal operating losses and payment of merchandise vendors.

In January  1998,  the  Company  entered  into a  revolving  line of credit with
BankAmerica. The availability of the line, which was based on the Company's inventory, was calculated at varying advance rates throughout the year. As of year-end 1998, the maximum loan was reduced to $8,000,000 and the advance ratios were reduced. Under the amended agreement, borrowings bore interest at BankAmerica's base lending rate plus 1.75% and a commitment fee of 0.375% was charged on the unused portion. As of April 3, 1999, there was approximately $3,934,000 outstanding on the revolving line of credit.

In April 1999, the Company entered into a $10,000,000 revolving line of credit agreement with Paragon Capital LLC ("Paragon") to replace the BankAmerica credit line. Borrowings under the Paragon line are based on an advance rate percentage of the Company's inventory, which varies throughout the year. Borrowings under the line at May 1, 1999, were $4,850,000, and unused capacity was $1,782,000. Interest is charged at an initial rate of Norwest Bank of Minnesota's base lending rate plus 1.25% with a right to reduce this rate by .5% if the Company meets certain operating targets. The initial term of the facility is five years and is secured by certain assets of the Company, primarily inventory.

In June 1998, the Company sold $3,000,000 aggregate principal amount of 12% subordinated debentures due 2003 and warrants to purchase 175,000 shares of the Company's common stock at an exercise price of $3.75 per share to Tandem Capital. Net proceeds to the Company from the sale of these securities were approximately $2,757,000 and were used to support new store openings and for general working capital purposes. The subordinated debentures are secured by certain assets, primarily fixtures and equipment.

The Company has the right to repay the subordinated debentures at any time without penalty. If not previously repaid, Tandem will receive additional warrants at the end of each year, exercisable at a price based on the fair market value of such shares on the date of issuance.

Management believes that cash flow from operations with the availability under the line, will be adequate to meet cash needs for the remainder of 1999.


Year 2000

General

The advent of the year 2000 poses certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "98" for "1998"). Computer technologies programmed in this manner, if not corrected, could produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. This problem, the so-called "Year 2000 Problem" or "Y2K Problem," could have a material adverse effect on the Company's financial condition, results of operations, business or business prospects because the Company relies extensively on computer technology to manage its financial information and serve its customers.

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

Pursuant to the Plan, the Company has been attempting to actively monitored the Y2K preparedness of its third party providers and servicers, utilizing various methods for testing and verification. Due to the relatively limited number of key suppliers, the Company could experience product delivery delays if these vendors are not adequately prepared for the Year 2000 Problem. The Company is discussing Year 2000 preparedness with these principal providers.

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

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (A)      See Exhibit Index.

                  (B) The Company filed a report on Form 8-K on January 13, 1999 which included a letter to stockholders of the Company and a press release each discussing the Company's 1998 Financial performance.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE GREAT TRAIN STORE COMPANY



May 18, 1999                   By:  /s/ Cheryl A. Taylor
------------------                 ----------------------------------------
Date                               Cheryl A. Taylor
                                   Vice President - Finance and Administration,
                                   Principal Financial Officer

                                  EXHIBIT INDEX



Exhibit No.         Description                                          Page
-----------         -----------                                          ----

     10.21    Loan and Security Agreement with Paragon Capital LLC

     27.1     Financial Data Schedule

     99.1 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to Differ from those Projected in Forward Looking Statements