Form 10-Q
period 1999-07-03
GREAT TRAIN STORE CO
filed 1999-08-17
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the twenty-six week period ended July 3, 1999.

Commission file number 1-13158


                          The Great Train Store Company
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                             75-2539189
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


  14180 Dallas Parkway, Suite 618
            Dallas, Texas                                         75240
(Address of Principal Executive Offices)                        (Zip Code)

                                 (972) 392-1599
                (Issuer's Telephone Number, Including Area Code)


         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes  X    No
                                                         ---      ---
         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                                  Number of Shares Outstanding
       Title of Class                                  as of July 3, 1999

Common Stock $0.01 par value                               4,417,193

                         THE GREAT TRAIN STORE COMPANY

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                  July 3, 1999


                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                         Page

         Consolidated Balance Sheet as of January 2, 1999 and           3
         July 3, 1999 (Unaudited)

         Unaudited Consolidated Statements of Operations for            4
         the thirteen weeks ended April 4, 1998 and April 3, 1999 and the twenty-six weeks ended July 4, 1998 and July 3, 1999

         Unaudited Consolidated Statements of Cash Flows for            5
         the twenty-six weeks ended July 4, 1998 and July 3, 1999

         Notes to Unaudited Consolidated Financial Statements           6

ITEM 2.  Management's Discussion and Analysis                           7

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk     12


                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders           13

ITEM 6.  Exhibits and Reports on Form 8-K                              13

SIGNATURE PAGE                                                         14

EXHIBIT INDEX                                                          15


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                               January 2, 1999    July 3, 1999
                                               ---------------    ------------
                                                                  (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                        $ 402,136        $  342,383
  Merchandise inventories                         10,362,635         9,028,213
  Accounts receivable and other current assets       897,837           545,013
  Income taxes receivable                            390,000             -
                                                  ----------         ---------

    Total current assets                          12,052,608         9,915,609

PROPERTY AND EQUIPMENT:
  Store construction and leasehold improvements    6,256,902         6,550,218
  Furniture, fixtures, and equipment               3,631,539         3,670,185
                                                  ----------        ----------
                                                   9,888,441        10,220,403
  Less accumulated depreciation and amortization   2,850,751         3,461,002
                                                  ----------        ----------

    Property and equipment, net                    7,037,690         6,759,401

OTHER ASSETS, net                                    544,428           714,133
                                                  ----------        ----------

    Total assets                                $ 19,634,726      $ 17,389,143
                                                  ==========        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Merchandise payable                            $ 4,655,543       $ 1,966,472
  Accounts payable and accrued liabilities         1,148,711           683,249
  Sales taxes payable                                667,199           183,957
  Current portion of capital lease obligations       184,495           189,068
                                                   ---------         ---------

    Total current liabilities                      6,655,948         3,022,746

CAPITAL LEASE OBLIGATIONS, net of current portion    277,400           180,579
LINE OF CREDIT PAYABLE                               407,747         5,410,458
DEFERRED RENT AND OTHER LIABILITIES                1,134,785         1,272,178
SUBORDINATED DEBENTURES                            2,901,569         2,912,551
                                                  ----------        ----------

    Total liabilities                             11,377,449        12,798,512
                                                  ----------        ----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock; $.01 par value; 2,000,000
     shares authorized; none issued                      -                 -
  Common stock; $.01 par value; 18,000,000
     shares authorized; 4,417,193 shares
     issued and outstanding                           44,158            44,172
  Additional paid-in capital                      10,444,765        10,449,750
  Warrants                                            76,006            94,119
  Accumulated deficit                             (2,307,652)       (5,997,410)
                                                  ----------        ----------

    Total stockholders' equity                     8,257,277         4,590,631
                                                  ----------        ----------

    Total liabilities and stockholders' equity  $ 19,634,726      $ 17,389,143
                                                  ==========        ==========

         The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Thirteen Weeks Ended           For the Twenty-six Weeks Ended
                                                    July 4, 1998       July 3, 1999        July 4, 1998         July 3, 1999
                                                   ----------------   -------------        --------------      --------------

NET SALES                                             $ 5,132,035       $ 5,737,466         $ 10,498,921        $ 11,653,029

COST OF SALES                                           2,939,243         2,996,512            6,428,006           6,223,284
                                                      -----------       -----------          -----------         -----------

         Gross profit                                   2,192,792         2,740,954            4,070,915           5,429,745
                                                      -----------       -----------          -----------         -----------

OPERATING EXPENSES:
     Store operating expenses                           1,292,769         1,539,599            2,607,670           3,170,673
     Occupancy expenses                                 1,208,699         1,528,287            2,360,532           3,061,266
     Selling, general and administrative expenses         874,444         1,013,680            1,826,773           1,905,942
     Depreciation and amortization expenses               258,926           304,030              494,671             624,174
                                                      -----------       -----------          -----------         -----------

         Total operating expenses                       3,634,838        4,385,596             7,289,646           8,762,055
                                                      -----------       ----------           -----------         -----------

OPERATING LOSS                                         (1,442,046)      (1,644,642)           (3,218,731)         (3,332,310)
                                                      -----------       ----------           -----------         -----------

OTHER INCOME (EXPENSE):
     Interest expense                                    (126,194)        (243,890)             (261,776)           (376,614)
     Interest income                                        3,661            -                     9,040               -
     Other income (expense)                                (1,101)          14,934                 7,858              19,166
                                                      -----------       ----------           -----------         -----------

         Total other expense, net                        (123,634)        (228,956)             (244,878)           (357,448)
                                                      -----------       ----------           -----------         -----------

LOSS BEFORE INCOME TAXES                               (1,565,680)      (1,873,598)           (3,463,609)         (3,689,758)

INCOME TAX BENEFIT                                       (572,612)           -                (1,274,846)              -
                                                      -----------       ----------           -----------         -----------

NET LOSS                                              $  (993,068)   $  (1,873,598)         $ (2,188,763)       $ (3,689,758)
                                                      ===========       ==========           ===========         ===========

BASIC EARNINGS PER SHARE                                  $ (0.22)         $ (0.42)             $ (0.50)             $ (0.84)
                                                      ===========       ==========           ===========         ===========

DILUTED EARNINGS PER SHARE                                $ (0.22)         $ (0.42)             $ (0.50)             $ (0.84)
                                                      ===========       ==========           ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                     4,415,764        4,415,937            4,415,764           4,415,850



         The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       For the Twenty-six Weeks Ended
                                                                     July 4, 1998          July 3, 1999
                                                                   -----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Loss                                                      $    (2,188,763)            (3,689,758)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
             Depreciation and amortization                                  494,671                624,174
             Deferred income taxes                                       (1,274,846)                 -
             Amortization of debt discount                                    -                     14,166
             Non-cash compensation expense                                    -                      4,999
             Changes in assets and liabilities:
                 Merchandise inventories                                    967,383              1,334,422
                 Income tax receivable                                        -                    390,000
                 Accounts receivable and other current assets               840,315                352,824
                 Other assets                                               106,528                (50,205)
                 Merchandise payable                                     (3,862,345)            (2,689,071)
                 Accounts payable and accrued liabilities                  (659,476)              (465,462)
                 Sales taxes payable                                       (515,988)              (483,242)
                 Income taxes payable                                      (241,716)                 -
                 Other long term liabilities                                110,732                159,938
                                                                         -----------            -----------

                 Net cash used in operating activities                   (6,223,505)            (4,497,215)
                                                                         -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment                                (1,114,773)              (331,962)
                                                                         -----------            -----------

                 Net cash used in investing activities                   (1,114,773)              (331,962)
                                                                         -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Net proceeds from line of credit                                    1,272,049              5,002,711
      Net proceeds from subordinated debentures and warrants              2,797,007                  -
      Proceeds from notes payable and capitalized leases                    300,000                  -
      Repayment of notes payable and capital leases                         (59,462)               (99,864)
      Debt issuance costs                                                  (242,952)              (133,423)
                                                                         -----------            -----------
                 Net cash provided by financing activities                4,066,642              4,769,424
                                                                         -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (3,271,636)               (59,753)

CASH AND CASH EQUIVALENTS, beginning of period                            3,490,721                402,136
                                                                         -----------            -----------

CASH AND CASH EQUIVALENTS, end of period                            $       219,085                342,383
                                                                         ===========            ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES AND CASH FLOW INFORMATION:

      Assets acquired through capital lease transactions            $       300,000         $        -
      Issuance of warrants                                          $        76,006         $       18,113
      Interest paid                                                 $       171,989         $      236,689
      Income taxes paid (received)                                  $       241,716         $     (390,000)


         The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of July 3, 1999 and for the thirteen and twenty-six week periods ended July 4, 1998 and July 3, 1999 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.       REVOLVING LINE OF CREDIT

         In April 1999, the Company entered into a $10,000,000 revolving line of credit agreement with Paragon Capital LLC ("Paragon") to replace its previously existing line with BankAmerica Business Credit. Borrowings under the Paragon line are based on an advance rate percentage of the Company's inventory, which varies throughout the year. Borrowings under the line at July 3, 1999, were $5,410,000, and unused capacity was $854,000. Interest is charged at an initial rate of Norwest Bank of Minnesota's base lending rate plus 1.25% with a right to reduce this rate by .5% if the Company meets certain operating targets. The initial term of the facility is five years and borrowings are secured by certain assets of the Company, primarily inventory.

3.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of additional shares that would have resulted from potentially dilutive securities. There were no potentially dilutive securities for the periods ended July 4, 1998 or July 3, 1999.

4.       AUTHORITATIVE PRONOUNCEMENTS

         The AICPA has issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which is required for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-5 which had no effect on the Company's consolidated financial statements.

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


                         For the Twenty-six Weeks Ended

                                                  July 4, 1998       July 3, 1999       July 4, 1998       July 3, 1999
Net sales                                            100.0%             100.0%              100.0%            100.0%
Cost of sales                                         57.3               52.2                61.2              53.4
     Gross profit                                     42.7               47.8                38.8              46.6
Store operating expenses                              25.2               26.8                24.8              27.2
Occupancy expenses                                    23.6               26.6                22.5              26.3
Selling, general and administrative expenses          17.0               17.7                17.4              16.3
Depreciation and amortization                          5.0                5.3                 4.7               5.4
     Operating loss                                  (28.1)             (28.6)              (30.6)            (28.6)
Interest expense                                      (2.5)              (4.3)               (2.5)             (3.2)
Interest income                                        0.1                -                   0.1               -
Other income                                           -                  0.3                 0.1               0.2
     Loss before income taxes                        (30.5)             (32.6)              (32.9)            (31.6)
Income tax benefit                                    11.2                -                  12.1               -
     Net loss                                        (19.3)%            (32.6)%             (20.8)%           (31.6)%


         Comparison of the Thirteen Weeks Ended July 4, 1998 to the Thirteen Weeks Ended July 3, 1999

         Net sales increased approximately $605,000 or 11.8%, for the thirteen weeks ended July 3, 1999, compared with the corresponding period last year. On a comparable store basis, sales decreased by $451,000 or 9.5% in the second quarter. Comparable store sales are calculated based on the stores open in all periods for both fiscal years. The Company has been working diligently to remedy issues which it believes have significantly impacted the Company's sales performance. The two major areas of focus have been the various issues in the merchandising area relating to out-of-stock situations and delays in getting new product to the stores on a timely basis, and in the store operations area relating to inadequate supervision in the field prior to the management realignment during the first quarter of 1999. The Company continues to implement changes in its merchandise programs and believes it is making progress in ensuring more timely replenishment, regionally realigning the merchandise carried in its various stores, obtaining new and exciting product (much of it exclusive to The Great Train Stores) and developing important new relationships with many of its vendors. In addition, the Company has continued to improve its store operations and has been pleased with its new supervisory alignment and added controls. The relationship of comparable store sales throughout the quarter has shown continuous improvement throughout the quarter.

         Gross profit increased approximately $548,000 or 25.0%, for the thirteen weeks ended July 3, 1999, compared with the corresponding period last year. As a percentage of net sales, gross profit increased to 47.8% for the thirteen weeks ended July 3, 1999 compared with 42.7% for the corresponding period last year. The increase in gross profit, as a percentage of sales, was due to various factors including: improved terms with vendors, improved product mix, and significant improvements to the Company's shrink results for mid-year counts completed during the second quarter of 1999. During the second quarter of 1999 the Company sold product for which markdown reserves of approximately $52,000 were recorded at January 2, 1999; accordingly, the related markdown reserve was reversed to cost of sales. No additional increases to the reserve were necessary.

         Store operating expenses increased approximately $247,000 or 19.1%, for the thirteen weeks ended July 3, 1999, compared with the corresponding period last year. The increase was due to approximately $257,000 of store operating expense for stores that were not open for the same period last year. This increase was partially offset by a decrease of approximately $10,000 in comparable stores. As a percentage of net sales, store operating expenses increased to 26.8% for the thirteen weeks ended July 3, 1999, compared with 25.2% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

         Occupancy expenses increased approximately $320,000, or 26.4%, for the thirteen weeks ended July 3, 1999, compared with the corresponding period last year. The increase was due to approximately $347,000 of occupancy expenses attributable to the stores that were not open for the same period of last year. This increase was partially offset by a decrease of approximately $10,000 in comparable stores. As a percentage of net sales, overall occupancy expenses increased to 26.6% for the thirteen weeks ended July 3, 1999, compared with 23.6% for the corresponding period last year. The increase as a percentage of sales was primarily due to lower than anticipated sales.

         Selling, general and administrative expenses increased approximately $139,000, or 15.9%, for the thirteen weeks ended July 3, 1999, compared with the corresponding period last year. A significant portion of such increase related to the Company's realignment of the supervisory structure in the field during the first quarter which provided that all stores have the direct review and supervision of a regional manager. The Company believes this structure will more effectively facilitate the resolution of issues and encourage and promote selling opportunities in the stores. This structure will also allow all stores to have the full concentration of a store manager who is no longer also responsible for operational issues in other stores, as was the case with the Company's previous operational structure. As a percentage of net sales, selling, general and administrative expenses increased to 17.7% for the thirteen weeks ended July 3, 1999, compared with 17.0% for the corresponding period in 1998.
The increase as a percentage of sales was primarily due to lower than anticipated sales.

         Depreciation and amortization expense increased approximately $45,000, or 17.4%, for the thirteen weeks ended July 3, 1999, compared with the corresponding period last year. The increase was due to $69,000 of depreciation and amortization for stores that were not open for the same period last year. This increase was partially offset by a decrease of approximately $24,000 in comparable stores. As a percentage of net sales, depreciation and amortization expense increased slightly to 5.3% for the thirteen weeks ended July 3, 1999, from 5.0% for the corresponding period in 1998.

         Interest expense increased approximately $118,000, for the thirteen weeks ended July 3, 1999, compared with the corresponding period last year. The increase primarily resulted from increased borrowings on the line of credit due to seasonal net losses for additional open stores in 1999 compared to the same period in 1998 and the higher interest rate under the Company's revolver compared to the prior year.

         The Company's pretax loss as a percentage of net sales, with fourteen additional stores open compared to the prior year, increased to 32.6% for the thirteen weeks ended July 3, 1999 from 30.5% for the corresponding period last year. As the Company's stores typically lose money in the first part of the year due to the seasonal nature of the Company's business, such losses typically increase as more stores are opened during the period. The Company did not record an expected income tax benefit for the quarter ended July 3, 1999 as it had in the comparable period for 1998.

         As a result of the foregoing, the Company recorded a net loss of approximately $1,874,000 for the thirteen weeks ended July 3, 1999, compared with a net loss of approximately $993,000 for the corresponding period last year. The Company anticipates that it will continue to incur seasonal net losses during the third quarter of the year. As a percentage of net sales, net loss increased to 32.6% from 19.3% for the corresponding period last year.

         Comparison of Twenty-six Weeks Ended July 4, 1998 to the Twenty-six Weeks Ended July 3, 1999

         Net sales increased approximately $1,154,000 or 11.0%, for the twenty-six weeks ended July 3, 1999 compared with the corresponding period last year. On a comparable store basis sales decreased by 12.6% from the prior year for the twenty-six week period. Comparable store sales are calculated based on the stores open in all periods for both fiscal years. The Company has been working diligently to remedy issues which it believes have significantly impacted the Company's sales performance. The two major areas of focus have been the various issues in the merchandising area relating to out-of-stock situations and delays in getting new product to the stores on a timely basis, and management in the store operations area relating to inadequate supervision in the field prior to the management realignment during the first quarter of 1999. The Company continues to implement changes in its merchandise programs and believes it is making progress in ensuring more timely replenishment, regionally realigning the merchandise carried in its various stores, obtaining new and exciting product (much of it exclusive to The Great Train Stores) and developing important new relationships with many of its vendors. In addition, the Company has continued to improve its store operations and has been pleased with its new supervisory alignment and added controls. The twenty-six week period performance was also impacted by cash constraint issues which occurred during the first quarter of 1999. These issues existed at the beginning of the current year due to the reductions in the Company's borrowing capacity resulting from changes in terms imposed by its prior principal lender. As a result, the Company suffered significant stock-outs in the earlier part of the first quarter and, in turn, very poor comparable sales results. As was previously announced, the Company recently was successful in replacing its revolving line of credit with a new lender with considerably more advantageous arrangements. The Company is now able to more appropriately replenish its merchandise. The relationship of comparable store sales performance has shown continuous improvement throughout the twenty-six week period.

         Gross profit increased approximately $1,359,000 or 33.4%, for the twenty-six weeks ended July 3, 1999 compared with the corresponding period last year. As a percentage of net sales, gross profit increased to 46.6% for the twenty-six weeks ended July 3, 1999 compared with 38.8% for the corresponding period last year. The increase in gross profit, as a percentage of sales, was due to various factors including: improved terms with vendors, improved product mix, significant improvements to the Company's shrink results for mid-year counts completed during the second quarter of 1999 and a prior year reserve of $325,000 recorded in the first quarter of 1998 for inventory markdowns, which significantly reduced the 1998 margin for the first twenty-six weeks. During the twenty-six weeks ended July 3, 1999, the Company sold product for which markdown reserves of approximately $103,000 were recorded at January 2, 1999; accordingly, the related markdown reserve was reversed to cost of sales. No additional increases to the reserve were necessary.

         Store operating expenses increased approximately $563,000 or 21.6%, for the twenty-six weeks ended July 3, 1999, compared with the corresponding period last year. This increase was due to approximately $640,000 of store operating expenses for stores that were not open in the comparable period in 1998. This increase was partially offset by a decrease of approximately $77,000 in comparable stores. As a percentage of net sales, store operating expenses increased to 27.2% for the twenty-six weeks ended July 3, 1999 compared with 24.8% for the corresponding period last year. The increase, as a percentage of sales, was primarily due to lower than anticipated sales.

         Occupancy expenses increased approximately $701,000, or 29.7%, for the twenty-six weeks ended July 3, 1999, compared with the corresponding period last year. The increase was due to occupancy expenses for stores not open in the comparable period last year, partially offset by a slight decrease in comparable store expense. As a percentage of net sales, overall occupancy expenses increased to 26.3% for the twenty-six weeks ended July 3, 1999, compared with 22.5% for the corresponding period last year. This increase as a percentage of sales was primarily due to lower than anticipated sales.

         Selling, general and administrative expenses increased approximately $79,000, or 4.3%, for the twenty-six weeks ended July 3, 1999, compared with the corresponding period last year. The increase was primarily related to the Company's realignment of the supervisory structure in the field during the first quarter which provided that all stores have the direct review and supervision of a regional manager. The Company believes this structure will more effectively facilitate the resolution of issues and encourage and promote selling opportunities in the stores. This structure will also allow all stores to have the full concentration of a store manager who is no longer also responsible for operational issues in other stores, as was the case with our previous operational structure. As a percentage of net sales, selling, general and administrative expenses decreased to 16.3% for the twenty-six weeks ended July 3, 1999, compared with 17.4% for the corresponding period in 1998. The decrease, as a percent of sales, in selling, general and administrative expense was primarily due to the Company's ability to automate processes and streamline functions.

         Depreciation and amortization expense increased approximately $130,000, or 26.2%, for the twenty-six weeks ended July 3, 1999, compared with the corresponding period last year. This increase was due to approximately $151,000 of depreciation and amortization for stores not open in the comparable period last year. This increase was partially offset by a decrease of $21,000 in comparable store expense. As a percentage of net sales, depreciation and amortization expense increased to 5.4% for the twenty-six weeks ended July 3, 1999, from 4.7% for the corresponding period in 1998. The increase was primarily due to lower than anticipated sales for the period.

         Interest expense increased approximately $115,000, for the twenty-six weeks ended July 3, 1999, compared with the corresponding period last year. The increase primarily resulted from increased borrowings on the line of credit due to seasonal net losses for additional open stores in 1999 compared to the same period in 1998 and the increase in the interest rate under the Company's revolver compared to the prior year.

         The Company's pretax loss as a percentage of net sales, with fourteen additional stores open compared to the prior year, decreased to 31.6% of sales for the twenty-six weeks ended July 4, 1998 from 32.9% of sales for the corresponding period last year. The Company did not record an expected income tax benefit for the twenty-six weeks ended July 3, 1999 as it did in the comparable period of 1998.

         As a result of the foregoing, the Company recorded a net loss of approximately $3,690,000 for the twenty-six weeks ended July 3, 1999, compared with a net loss of approximately $2,189,000 for the corresponding period last year. As a percentage of net sales, net loss increased to 31.6% from 20.8% of sales for the corresponding period last year.

Liquidity and Capital Resources

         For the twenty-six weeks ended July 3, 1999, net cash used in operating activities was approximately $4,497,000 compared to approximately $6,224,000 for the corresponding period last year. The Company's primary uses of cash during the first twenty-six weeks of 1999 have been for funding anticipated seasonal operating losses and payment of merchandise vendors.

         In April 1999, the Company entered into a $10,000,000 revolving line of credit agreement with Paragon Capital LLC ("Paragon") to replace its previously existing line with BankAmerica Business Credit. Borrowings under the Paragon line are based on an advance rate percentage of the Company's inventory, which varies throughout the year. Borrowings under the line at July 3, 1999, were $5,410,000, and unused capacity was $854,000. Interest is charged at an initial rate of Norwest Bank of Minnesota's base lending rate plus 1.25% with a right to reduce this rate by .5% if the Company meets certain operating targets. The initial term of the facility is five years and borrowings are secured by certain assets of the Company, primarily inventory.

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

         The Company has the right to repay the subordinated debentures at any time without penalty. If not previously repaid, Tandem will receive additional warrants each year on the anniversary date of the loan, exercisable at a price based on the fair market value of the Company's common stock on the date of issuance. The Company issued 175,000 warrants in June 1998 and 90,000 warrants in June 1999 pursuant to the terms of the agreement.

         Management   believes   that  cash  flow  from   operations   with  the
availability under the line, will be adequate to meet cash needs for the remainder of 1999.

Year 2000 Readiness Disclosure

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

         The computer systems presently in use at The Great Train Stores are made up entirely of PC-compatible microcomputers and do not include any mini or mainframe computers. On August 2, 1998, the Company upgraded its point of sale software, which is the core software system in use at the central office and all store locations, so that the system should be capable of accurately processing date related data through and after the transition from 1999 to 2000. The Company has identified other systems that are in need of renovation or modification to minimize disruptions or failures related to the Year 2000 Problem. Such systems have either already been modified or replaced, or such upgrades or replacements are scheduled to be completed by the third quarter of 1999.

         Pursuant to the Plan, the Company has been attempting to actively monitor the Y2K preparedness of its third party providers and servicers, utilizing various methods for testing and verification. Due to the relatively limited number of key suppliers, the Company could experience product delivery delays if these vendors are not adequately prepared for the Year 2000 Problem. The Company is discussing Year 2000 preparedness with these principal providers and servicers.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         Borrowings under the Company's revolving line of credit are based on a variable rate resulting in possible exposure to market risk. The Company's subordinated debentures do not expose the Company to market risk as the related interest accrues at a fixed rate. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one point interest rate change on the outstanding balance of the variable rate borrowings under the Company's revolving line of credit as of July 3, 1999 would be immaterial.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on June 15, 1999. At the meeting, the stockholders voted for the election of both persons nominated by management to be Class II Directors. The votes for these nominated Directors were as follows:

        Name                    Votes For                    Votes Withheld

Joel S. Pollack                 3,796,157                        224,109
John J. Schultz                 3,796,157                        224,109


Item 6.  Exhibits and Reports on Form 8-K

         (A) See Exhibit Index.

         (B) None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE GREAT TRAIN STORE COMPANY



    August 17, 1999             By:  /s/ Cheryl A. Taylor
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