Form 10-Q
period 1999-10-02
GREAT TRAIN STORE CO
filed 1999-11-16
CIK 924380

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the thirty-nine week period ended October 2, 1999.

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

                                 (972) 392-1599
                (Issuer's Telephone Number, Including Area Code)


         Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                                  Number of Shares Outstanding
             Title of Class                           as of October 2, 1999
             --------------                       ----------------------------

Common Stock $0.01 par value                               4,540,270

                          THE GREAT TRAIN STORE COMPANY

           QUARTERLY REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

                          FOR THE FISCAL QUARTER ENDED
                                 October 2, 1999


                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                             Page
                                                                          ----

         Consolidated Balance Sheets as of January 2, 1999
         and October 2, 1999 (Unaudited)                                    3

         Unaudited Consolidated Statements of Operations
         for the thirteen weeks ended October 3, 1998
         and October 2, 1999 and the thirty-nine weeks
         ended October 3, 1998 and October 2, 1999                          4

         Unaudited Consolidated Statements of Cash Flows
         for the thirty-nine weeks ended October 3, 1998
         and October 2, 1999                                                5

         Notes to Unaudited Consolidated Financial Statements               6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

ITEM 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                 13



                           PART II - OTHER INFORMATION


ITEM 2.  Changes in Securities                                             13

ITEM 4.  Submission of Matters to a Vote of Security Holders               13

ITEM 5.  Other Information                                                 13


ITEM 6.  Exhibits and Reports on Form 8-K                                  14


SIGNATURE PAGE                                                             15

EXHIBIT INDEX                                                              16

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                              January 2, 1999   October 2, 1999
                                             ----------------  -----------------
                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $ 402,136          $ 227,961
  Merchandise inventories                       10,362,635          9,491,234
  Accounts receivable and
    other current assets                           897,837            464,983
  Income taxes receivable                          390,000                  -
                                              -------------     --------------
            Total current assets                12,052,608         10,184,178

PROPERTY AND EQUIPMENT:
  Store construction and leasehold
    improvements                                 6,256,902          6,629,563
  Furniture, fixtures, and equipment             3,631,539          3,716,174
                                              -------------      -------------
                                                 9,888,441         10,345,737
  Less accumulated depreciation and
    amortization                                 2,850,751          3,765,702
                                              -------------      -------------

            Property and equipment, net          7,037,690          6,580,035

OTHER ASSETS, net                                  544,428            764,843
                                              -------------      -------------

            Total assets                      $ 19,634,726       $ 17,529,056
                                              =============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Merchandise payable                          $ 4,655,543        $ 2,682,030
  Accounts payable and accrued
    liabilities                                  1,148,711            566,219
  Sales taxes payable                              667,199            209,858
  Current portion of capital
    lease obligations                              184,495            191,355
                                             --------------     --------------

            Total current liabilities            6,655,948          3,649,462

CAPITAL LEASE OBLIGATIONS, net of
  current portion                                  277,400            132,169
LINE OF CREDIT PAYABLE                             407,747          6,049,753
DEFERRED RENT AND OTHER LIABILITIES              1,134,785          1,334,473
SUBORDINATED DEBENTURES                          2,901,569          2,922,341
                                             --------------     --------------

             Total liabilities                  11,377,449         14,088,198
                                             --------------     --------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
      Preferred stock; $.01 par value;
        2,000,000 shares
        authorized; none issued                        --                 --
      Common stock; $.01 par value;
        18,000,000 shares authorized;
        4,417,193 and 4,540,270 shares
        issued and outstanding                      44,158             45,403
      Additional paid-in capital                10,444,765         10,548,520
      Warrants                                      76,006             94,119
      Accumulated deficit                       (2,307,652)        (7,247,184)
                                              -------------     --------------

             Total stockholders' equity           8,257,277          3,440,858
                                              --------------    ---------------

             Total liabilities and
             stockholders' equity              $ 19,634,726       $ 17,529,056
                                              ==============     ==============


         The accompanying notes are an integral part of these consolidated financial statements.


                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Thirteen Weeks Ended           For the Thirty-nine Weeks Ended
                                                 October 3, 1998   October 2, 1999        October 3, 1998   October 2, 1999
                                                 ---------------   ---------------        ---------------   ---------------
NET SALES                                           $ 6,010,250       $ 7,396,987           $ 16,509,171      $ 19,050,016

COST OF SALES                                         3,305,524         3,999,184              9,733,530        10,222,468
                                                 ---------------   ---------------        ---------------   ---------------

         Gross profit                                 2,704,726         3,397,803              6,775,641         8,827,548
                                                 ---------------   ---------------        ---------------   ---------------
OPERATING EXPENSES:
     Store operating expenses                         1,411,961         1,604,505              4,019,631         4,775,178
     Occupancy expenses                               1,317,099         1,533,656              3,677,630         4,594,922
     Selling, general and administrative
       expenses                                         765,102           895,878              2,591,874         2,803,737
     Depreciation and amortization
       expenses                                         272,219           311,619                766,890           935,793
                                                 ---------------   ---------------        ---------------   ---------------

         Total operating expenses                     3,766,381         4,345,658             11,056,025        13,109,630
                                                 ---------------   ---------------        ---------------   ---------------

OPERATING LOSS                                       (1,061,655)         (947,855)            (4,280,384)       (4,282,082)
                                                 ---------------   ---------------        ---------------   ---------------

OTHER INCOME (EXPENSE):
     Interest expense                                  (230,236)         (304,099)              (492,012)         (680,713)
     Interest income                                      3,348            (9,747)                12,388             9,419
     Other income                                        13,529            13,844                 21,387            13,844
                                                 ---------------   ---------------        ---------------   ---------------

         Total other expense, net                      (213,359)         (300,002)              (458,237)         (657,450)
                                                 ---------------   ---------------        ---------------   ---------------

LOSS BEFORE INCOME TAXES                             (1,275,014)       (1,247,857)            (4,738,621)       (4,939,532)

INCOME TAX BENEFIT                                     (468,818)                -             (1,743,664)                -
                                                 ---------------   ---------------        ---------------   ---------------

NET LOSS                                             $ (806,196)     $ (1,247,857)          $ (2,994,957)     $ (4,939,532)
                                                 ===============   ===============        ===============   ===============

BASIC LOSS PER SHARE                                    $ (0.18)          $ (0.28)               $ (0.68)          $ (1.11)
                                                 ===============   ===============        ===============   ===============

DILUTED LOSS PER SHARE                                  $ (0.18)          $ (0.28)               $ (0.68)          $ (1.11)
                                                 ===============   ===============        ===============   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                   4,415,764         4,463,178              4,415,764         4,431,626
                                                 ===============   ===============        ===============   ===============


         The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               For the Thirty-nine Weeks Ended
                                            October 3, 1998      October 2, 1999
                                           ----------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                      (2,994,957)       $  (4,939,532)
  Adjustments to reconcile net loss
    to net cash used in
  operating activities:
    Depreciation and amortization                  766,890             935,793
    Deferred income taxes                       (1,749,346)                 --
    Amortization of debt discount                   11,573              14,166
    Non-cash compensation expense                      --                5,000
    Changes in assets and liabilities:
      Merchandise inventories                   (1,067,377)            871,401
      Income tax receivable                            --              390,000
      Accounts receivable and other
        current assets                             353,050             432,854
      Other assets                                (187,038)           (107,834)
      Merchandise payable                       (2,040,790)         (1,973,513)
      Accounts payable and accrued
        liabilities                               (481,807)           (575,494)
      Sales taxes payable                         (495,937)           (457,341)
      Income taxes payable                        (241,716)             (6,998)
      Other long term liabilities                  149,946             236,270
                                             --------------      ---------------

      Net cash used in operating
        activities                              (7,977,509)         (5,175,228)
                                             --------------      ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment           (1,506,425)           (457,296)
                                             --------------      ---------------

      Net cash used in investing
        activities                              (1,506,425)           (457,296)
                                             --------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from stock purchase                        --             100,000
   Net proceeds from line of credit              3,411,219          5,642,006
   Proceeds from subordinated debentures
     and warrants                                3,000,000                --
   Repayment of notes payable and capital
     leases                                       (103,449)          (150,234)
   Debt issuance costs                            (242,952)          (133,423)
                                             --------------      ---------------

      Net cash provided by financing
        activities                               6,064,818          5,458,349
                                             --------------      ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS       (3,419,116)          (174,175)

CASH AND CASH EQUIVALENTS, beginning
  of period                                      3,490,721            402,136
                                             --------------      ---------------

CASH AND CASH EQUIVALENTS, end of period     $      71,605       $    227,961
                                             ==============      ===============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES AND CASH FLOW INFORMATION:

   Assets acquired through capital lease
     transactions                            $      300,000       $        --
   Issuance of warrants                      $          --        $    18,113
   Interest paid                             $          --            264,036
   Income taxes paid (received)              $      241,716          (383,002)


         The accompanying notes are an integral part of these consolidated financial statements.

                 THE GREAT TRAIN STORE COMPANY AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The accompanying unaudited consolidated financial statements of The Great Train Store Company and subsidiaries (the "Company") as of October 2, 1999 and for the thirteen and thirty-nine week periods ended October 3, 1998 and October 2, 1999 have been prepared in accordance with the rules and regulations of the
Securities and Exchange Commission ("SEC") and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and notes thereto for the year ended January 2, 1999 included in the Company's 1998 Annual Report on Form 10-K as filed with the SEC.

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

2.   REVOLVING LINE OF CREDIT

In April 1999, the Company entered into a $10,000,000 revolving line of credit agreement with Paragon Capital LLC ("Paragon") to replace its previously existing line with BankAmerica Business Credit. Borrowings under the Paragon line are based on an advance rate percentage of the Company's inventory, which varies throughout the year. Borrowings under the line at October 2, 1999, were $6,050,000, and unused capacity was approximately $671,000. Interest is charged at an initial rate of Norwest Bank of Minnesota's base lending rate plus 1.25% with a right to reduce this rate by .5% if the Company meets certain operating targets. The initial term of the facility is five years and borrowings are secured by certain assets of the Company, primarily merchandise inventories.

3.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares plus the number of additional shares that would have resulted from potentially dilutive securities. There were no potentially dilutive securities for the periods ended October 3, 1998 or October 2, 1999.

4.   INCOME TAXES

The Company reported losses in the thirteen and thirty-nine week periods ended October 2, 1999, and has recorded a valuation allowance to reduce the deferred tax benefit for such periods to zero. The Company's decision to record the additional valuation allowance was based on evaluation of all available evidence, both positive and negative. At the present time, earnings in the fourth quarter are indeterminate. Accordingly, the Company is unable to conclude that it is more likely than not that the deferred tax asset will be realized.

5.   AUTHORITATIVE PRONOUNCEMENTS

The AICPA has issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5, effective January 3, 1999 and the effect of adoption was not material to the Company's consolidated financial statements.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. The Company's business is heavily dependent on fourth quarter sales which historically have accounted for a significantly disproportionate share of the Company's annual sales and earnings. The results of operations in any particular quarter also may be significantly impacted by the opening of new stores. Prior year balances include certain reclassifications to conform to the current year presentation. The following table sets forth, for the periods indicated, statements of operations data expressed as a percentage of net sales:


                                       For the Thirteen Weeks Ended      For the Thirty-nine Weeks Ended
                                        October 3,     October 2,         October 3,         October 2,
                                          1998           1999               1998                1999
                                         ---------     ----------         ---------          ----------

Net sales                                  100.0%         100.0%             100.0%              100.0%
Cost of sales                               55.0           54.1               59.0                53.7
                                          --------     ----------         -----------         ---------
     Gross profit                           45.0           45.9               41.0                46.3
Store operating expenses                    23.5           21.7               24.4                25.1
Occupancy expenses                          21.9           20.7               22.3                24.1
Selling, general and
  administrative expenses                   12.8           12.1               15.7                14.7
Depreciation and amortization                4.5            4.2                4.6                 4.9
                                          --------     ----------        ------------         ---------
     Operating loss                        (17.7)         (12.8)            (26.0)               (22.5)
Interest expense                            (3.8)          (4.1)             (2.9)                (3.6)
Interest income                              0.1             -                0.1                    -
Other income                                 0.2             -                0.1                  0.1
                                          --------     ----------        ------------         ---------
     Loss before income taxes              (21.2)         (16.9)            (28.7)               (26.0)
Income tax benefit                           7.8             -               10.6                    -
                                          --------     ----------        -----------          ---------
     Net loss                              (13.4)%        (16.9)%           (18.1)%              (26.0)%
                                          --------     ---------          -------             --------


Comparison of the Thirteen Weeks Ended October 3, 1998 to the Thirteen Weeks Ended October 2, 1999

Net sales increased approximately $1,387,000 or 23.1%, for the thirteen weeks ended October 2, 1999, compared with the corresponding period last year. On a comparable store basis, sales increased by $286,000 or 5.7% in the third quarter. Comparable store sales are calculated based on the stores open in all periods for both fiscal years. The Company has been working diligently to remedy issues which it believes have had a significant negative impact on the Company's sales performance. The two major areas of focus have been the various issues in the merchandising area relating to out-of-stock situations and delays in getting new product to the stores on a timely basis, and in the store operations area relating to inadequate supervision in the field prior to the management realignment during the first quarter of 1999. The Company continues to implement changes in its merchandise programs and believes it is making progress in ensuring more timely replenishment, obtaining new and exciting product (much of it exclusive to The Great Train Stores) and developing important new relationships with many of its vendors. In addition, the Company has continued to improve its store operations and has been pleased with its new supervisory alignment and added controls. Sales in the thirteen week period were favorably impacted by a strong promotion the Company ran in the latter part of the quarter which was not run in the comparable period of the prior year. Comparable store sales showed continuous improvement throughout the third quarter of 1999.

Gross profit increased approximately $693,000 or 25.6%, for the thirteen weeks ended October 2, 1999, compared with the corresponding period last year. As a percentage of net sales, gross profit increased to 45.9% for the thirteen weeks ended October 2, 1999 compared with 45.0% for the corresponding period last year. The increase in gross profit, as a percentage of sales, was primarily due to improved terms with vendors and improved product mix. The increase reported was achieved notwithstanding the margin impact of the Company's promotion discussed above. During the third quarter of 1999 the Company sold product for which markdown reserves of approximately $84,000 were recorded at January 2, 1999; accordingly, the related markdown reserve was reversed to cost of sales. No additional increases to the reserve were necessary.

Store operating expenses increased approximately $193,000 or 13.6%, for the thirteen weeks ended October 2, 1999, compared with the corresponding period last year. The increase was primarily due to approximately $194,000 of store operating expense for stores that were not open for the same period last year. Comparable store operating expense decreased $1,000 compared to the same period last year. As a percentage of net sales, store operating expenses decreased to 21.7% for the thirteen weeks ended October 2, 1999, compared with 23.5% for the corresponding period last year.

Occupancy expenses increased approximately $217,000, or 16.4%, for the thirteen weeks ended October 2, 1999, compared with the corresponding period last year. The increase was due to approximately $242,000 of occupancy expenses attributable to the stores that were not open for the same period of last year. This increase was partially offset by a decrease in occupancy expenses of approximately $25,000 in comparable stores. As a percentage of net sales, overall occupancy expenses decreased to 20.7% for the thirteen weeks ended October 2, 1999, compared with 21.9% for the corresponding period last year.

Selling, general and administrative expenses increased approximately $131,000, or 17.1%, for the thirteen weeks ended October 2, 1999, compared with the corresponding period last year. A significant portion of such increase related to the Company's realignment of the supervisory structure in the field during the first quarter which provided that all stores have the direct review and supervision of a regional manager. The Company believes this structure will more effectively facilitate the resolution of issues and encourage and promote selling opportunities in the stores. This structure will also allow all stores to have the full concentration of a store manager who is no longer also responsible for operational issues in other stores, as was the case with the Company's previous operational structure. As a percentage of net sales, selling, general and administrative expenses decreased to 12.1% for the thirteen weeks ended October 2, 1999, compared with 12.8% for the corresponding period in 1998.

Depreciation and amortization expense increased approximately $39,000, or 14.5%, for the thirteen weeks ended October 2, 1999, compared with the corresponding period last year. The increase was due to approximately $47,000 of depreciation and amortization for stores that were not open for the same period last year. This increase was partially offset by a decrease in depreciation and amortization expense of approximately $8,000 in comparable stores. As a percentage of net sales, depreciation and amortization expense decreased to 4.2% for the thirteen weeks ended October 2, 1999, from 4.5% for the corresponding period in 1998.

Interest expense increased approximately $74,000, for the thirteen weeks ended October 2, 1999, compared with the corresponding period last year. The increase primarily resulted from increased borrowings on the line of credit due to seasonal net losses for nine additional open stores in 1999 compared to the same period in 1998 and the higher interest rate under the Company's new revolver compared to the prior year.

The Company's pretax loss as a percentage of net sales, with nine additional stores open compared to the prior year, decreased to 16.9% for the thirteen weeks ended October 2, 1999 from a loss of 21.2% for the corresponding period last year. As the Company's stores typically lose money in the first part of the year due to the seasonal nature of the Company's business, such losses typically increase as more stores are opened during the period. However, the Company's pretax loss per store for the thirteen weeks ended October 2, 1999 decreased to approximately $22,000 per open store from approximately $27,000 per open store in the comparable period of 1998. The Company did not record a tax benefit for the quarter ended October 2, 1999 as it had in the comparable period for 1998.

As a result of the foregoing, the Company recorded a net loss of approximately $1,248,000 for the thirteen weeks ended October 2, 1999, compared with a net loss of approximately $806,000 for the corresponding period last year. As a percentage of net sales, net loss increased to 16.9% from 13.4% for the corresponding period last year. The increase, as a percentage of sales, was a result of the Company not recording a tax benefit during 1999.

Comparison of Thirty-nine Weeks Ended October 3, 1998 to the Thirty-nine Weeks Ended October 2, 1999

Net sales increased approximately $2,541,000 or 15.4%, for the thirty-nine weeks ended October 2, 1999 compared with the corresponding period last year. On a comparable store basis sales decreased by 6.5% from the prior year for the thirty-nine week period. Comparable store sales are calculated based on the stores open in all periods for both fiscal years. The Company has been working diligently to remedy issues it believes have had a significant negative impact on the Company's sales performance. The two major areas of focus have been the various issues in the merchandising area relating to out-of-stock situations and delays in getting new product to the stores on a timely basis, and management in the store operations area relating to inadequate supervision in the field prior to the management realignment during the first quarter of 1999. The Company continues to implement changes in its merchandise programs and believes it is making progress in ensuring more timely replenishment, regionally realigning the merchandise carried in its various stores, obtaining new and exciting product (much of it exclusive to The Great Train Stores) and developing important new relationships with many of its vendors. In addition, the Company has continued to improve its store operations and has been pleased with its new supervisory alignment and added controls. The thirty-nine week period performance was negatively impacted by cash constraint issues, particularly during the first part of 1999. These issues existed at the beginning of the current year due to the reductions in the Company's borrowing capacity resulting from changes in terms imposed by its prior principal lender. As a result, the Company suffered significant stock-outs in the first part of the year and, in turn, very poor comparable sales results. As was previously announced, the Company replaced its revolving line of credit facility with a new lender which has provided more advantageous arrangements with the result that the Company is now able to more appropriately replenish its merchandise. Comparable store sales performance has shown continuous improvement throughout the thirty-nine week period.

Gross profit increased approximately $2,052,000 or 30.3%, for the thirty-nine weeks ended October 2, 1999 compared with the corresponding period last year. As a percentage of net sales, gross profit increased to 46.3% for the thirty-nine weeks ended October 2, 1999 compared with 41.0% for the corresponding period last year. The increase in gross profit, as a percentage of sales, was due to various factors including: improved terms with vendors, improved product mix, significant improvements to the Company's shrink results for mid-year counts completed during the second quarter of 1999 and a prior year reserve of $325,000 recorded in the first quarter of 1998 for inventory markdowns, which significantly reduced the 1998 margin for the first thirty-nine weeks. During the thirty-nine weeks ended October 2, 1999, the Company sold product for which markdown reserves of approximately $187,000 were recorded at January 2, 1999; accordingly, the related markdown reserve was reversed to cost of sales. No additional increases to the reserve were necessary.

Store operating expenses increased approximately $756,000 or 18.8%, for the thirty-nine weeks ended October 2, 1999, compared with the corresponding period last year. This increase was due to approximately $856,000 of store operating expenses for stores that were not open in the comparable period in 1998. This increase was partially offset by a decrease in store operating expenses of approximately $100,000 in comparable stores. As a percentage of net sales, store operating expenses increased to 25.1% for the thirty-nine weeks ended October 2, 1999 compared with 24.4% for the corresponding period last year. The increase, as a percentage of sales, was primarily due to lower than anticipated sales in the first two quarters of 1999.

Occupancy expenses increased approximately $917,000, or 24.9%, for the thirty-nine weeks ended October 2, 1999, compared with the corresponding period last year. The increase was due to due approximately $982,000 of occupancy expenses attributable to the stores not open for the same period last year. The increase was partially offset by a decrease in occupancy expenses of approximately $65,000 in comparable stores. As a percentage of net sales, overall occupancy expenses increased to 24.1% for the thirty-nine weeks ended October 2, 1999, compared with 22.3% for the corresponding period last year. This increase as a percentage of sales was primarily due to lower than anticipated sales in the first two quarters of 1999.

Selling, general and administrative expenses increased approximately $212,000, or 8.2%, for the thirty-nine weeks ended October 2, 1999, compared with the corresponding period last year. The increase was primarily related to the Company's realignment of the supervisory structure in the field during the first quarter which provided that all stores have the direct review and supervision of a regional manager. The Company believes this structure will more effectively facilitate the resolution of issues and encourage and promote selling opportunities in the stores. This structure will also allow all stores to have the full concentration of a store manager who is no longer also responsible for operational issues in other stores, as was the case with our previous operational structure. As a percentage of net sales, selling, general and administrative expenses decreased to 14.7% for the thirty-nine weeks ended October 2, 1999, compared with 15.7% for the corresponding period in 1998. The decrease, as a percent of sales, in selling, general and administrative expense was primarily due to the Company's ability to automate processes and streamline functions.

Depreciation and amortization expense increased approximately $169,000, or 22.0%, for the thirty-nine weeks ended October 2, 1999, compared with the corresponding period last year. This increase was due to approximately $184,000 of depreciation and amortization for stores not open in the comparable period last year. This increase was partially offset by a decrease in depreciation and amortization expense of $15,000 in comparable stores. As a percentage of net sales, depreciation and amortization expense increased to 4.9% for the thirty-nine weeks ended October 2, 1999, from 4.6% for the corresponding period in 1998. The increase was primarily due to lower than anticipated sales for the first two quarters of 1999.

Interest expense increased approximately $189,000, for the thirty-nine weeks ended October 2, 1999, compared with the corresponding period last year. The increase primarily resulted from increased borrowings on the line of credit due to seasonal net losses for nine additional open stores in 1999 compared to the same period in 1998 and the increase in the interest rate under the Company's new revolver compared to the prior year.

The Company's pretax loss as a percentage of net sales, with nine additional stores open compared to the prior year, decreased to 26.0% of sales for the thirty-nine weeks ended October 2, 1999 from 28.7% of sales for the corresponding period last year. However, the Company's pretax loss per store for the thirty-nine weeks ended October 2, 1999 decreased to approximately $88,000 per open store from approximately $101,000 per open store in the comparable period of 1998. The Company did not record a tax benefit for the thirty-nine weeks ended October 2, 1999 as it did in the comparable period of 1998.

As a result of the foregoing, the Company recorded a net loss of approximately $4,940,000 for the thirty-nine weeks ended October 2, 1999, compared with a net loss of approximately $2,995,000 for the corresponding period last year. As a percentage of net sales, net loss increased to 26.0% from 18.1% of sales for the corresponding period last year. The increase, as a percentage of sales, was primarily the result of the Company not recording a tax benefit during 1999.

Liquidity and Capital Resources

For the thirty-nine weeks ended October 2, 1999, net cash used in operating activities was approximately $5,175,000 compared to approximately $7,978,000 for the corresponding period last year. The Company's primary uses of cash during the first thirty-nine weeks of 1999 have been for funding anticipated seasonal operating losses and payment of merchandise vendors.

In April 1999, the Company entered into a $10,000,000 revolving line of credit agreement with Paragon Capital LLC ("Paragon") to replace its previously existing line with BankAmerica Business Credit. Borrowings under the Paragon line are based on an advance rate percentage of the Company's inventory, which varies throughout the year. Borrowings under the line at October 2, 1999, were $6,050,000, and unused capacity was approximately $671,000. Interest is charged at an initial rate of Norwest Bank of Minnesota's base lending rate plus 1.25% with a right to reduce this rate by .5% if the Company meets certain operating results. The initial term of the facility is five years and borrowings are secured by certain assets of the Company, primarily merchandise inventories.

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

The Company has the right to repay the subordinated debentures at any time without penalty. If not previously repaid, Tandem will receive 90,000 additional warrants each year for the next four years on the anniversary date of the loan, exercisable at a price based on the average market price of the Company's common stock for the twenty-day period prior to issuance. The Company issued 175,000 warrants in June 1998 and 90,000 warrants in June 1999 pursuant to the terms of the agreement.

The Company intends to finance necessary working capital needs, capital expenditures, and debt obligations during 2000 from cash from the Company's operating activities, landlord allowances, availability on the Company's revolving line of credit, possible fixtures and equipment or inventory financing, trade credit and/or the public or private sale of debt or equity securities. The Company is presently evaluating its alternatives for additional financing sources and has retained the firm of Houlihan, Lokey, Howard & Zukin to help evaluate these alternatives.

Year 2000 Readiness Disclosure

General

The advent of the year 2000 poses certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "98" for "1998"). Computer technologies programmed in this manner, if not corrected, could produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. Without being addressed by the Company, this problem, the so-called "Year 2000 Problem" or "Y2K Problem," could have a material adverse effect on the Company's financial condition, results of operations, business or business prospects because the Company relies extensively on computer technology to manage its financial information and serve its customers. As described further below, the Company has completed its Year 2000 Action Plan, which in the opinion of management, appropriately addresses the potential significant adverse effects of the Y2K Problem.

The Company's State of Readiness

The Company developed a Year 2000 Action Plan (the "Plan"), specifying a range of tasks and goals to be achieved at various dates before the year 2000. All components of the Plan requiring action on the part of the Company were completed in mid-1999.

The computer systems presently in use at The Great Train Stores are made up entirely of PC-compatible microcomputers and do not include any mini or mainframe computers. On August 2, 1998, the Company upgraded its point of sale software, which is the core software system in use at the central office and all store locations, so that the system should be capable of accurately processing date related data through and after the transition from 1999 to 2000. At present, all other systems for which the Company had previously identified a need for renovation or modification to minimize disruptions or failures related to the Year 2000 Problem have also been updated.

Pursuant to the Plan, the Company continues to attempt to actively monitor the Y2K preparedness of its third party providers and servicers, utilizing various methods for testing and verification. Due to the relatively limited number of key suppliers, the Company could experience product delivery delays if these vendors are not adequately prepared for the Year 2000 Problem. At this time, the Company has no indication that such delays from its key suppliers are likely.

The Costs to Address the Company's Year 2000 Issues

Throughout 1999, Y2K-related expenditures were minimal and have had no material effect on the Company's financial statements or results of operations. These expenditures were funded out of general operating cash flows and the Company's line of credit for financing of certain additional equipment required for replacement.

Year 2000 Risks Facing the Company and the Company's Contingency Plans

The Company believes that its most likely worst-case scenario with respect to the Year 2000 Problem involves the potential failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the year 2000. The Company relies on a relatively small number of critical providers; thus if any such provider fails adequately to prepare for the changeover between 1999 and 2000, the Company could face product delivery delays. While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Plan, the Company's ability to evaluate is limited by the willingness of vendors to supply information and the ability of vendors to verify the Y2K preparedness of their own systems or their sub-providers. However, the Company does not currently anticipate that any of its significant third party vendors will fail to provide continuing service due to the Year 2000 Problem.

In order to reduce the risks enumerated above, the Company has developed contingency plans. In particular, if the Company receives information that any of its critical suppliers will not be adequately prepared to meet the transition from 1999 to 2000, the Company plans to take action to preserve the Company's core business functions, such as purchasing merchandise earlier than it might otherwise have done.

While the Company believes its Plan is comprehensive, the possibility exists that an unforeseen Y2K-related problem which was not addressed by the Plan could manifest itself during the year 2000. These unforeseen problems could include, but are not limited to, the lack of readiness of electrical and other utilities, financial institutions, and other providers of general infrastucture. If these problems arise, they could pose significant impediments to the Company's ability to carry on normal operations. In the event the Company is unable to implement adequate contingency plans to overcome such problems, there could be a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Borrowings under the Company's revolving line of credit are based on a variable rate resulting in possible exposure to market risk. The Company's subordinated debentures do not expose the Company to market risk as the related interest accrues at a fixed rate. The Company does not use derivative financial instruments to manage overall borrowing costs or reduce exposure to adverse fluctuations in interest rates. The impact on the Company's results of operations of a one percent interest rate change, assuming the outstanding balance of the variable rate borrowings under the Company's revolving line of credit remain at the October 2, 1999 balance of $6,050,000, would be approximately $60,000.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

         During the second quarter of 1998, the Company granted 1,429 shares of restricted common stock at the then current fair market value to James
         L. Llewellyn, the Company's former Vice President - Sales, in lieu of a salary increase. After all requirements of the stock grant had been met, the restriction was lifted and the shares were granted, effective June 24, 1999 and the Company recorded $5,000 of compensation expense. The shares were issued under the exemption from registration in Section 4 (2) of the Securities Act of 1933, as amended.

         On August 30, 1999, the Company issued 123,077 shares of common stock for a purchase price of $100,000, to the then newly appointed
         President, George I. Schwartz. The shares were issued under the exemption from registration in Section 4 (2) of the Securities Act of 1933, as amended.


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         A.)  Appointment of President

         On August 31, 1999, the Company announced the appointment of George I. Schwartz as President and Chief Operating Officer. He assumed that responsibility from James H. Levi, the founder of the Company, who will continue as Chief Executive Officer and Chairman of the Board. Mr.
         Schwartz  began  his  career  in New  York  City at  Bloomingdale's,  a division of Federated Department Stores. After seven years at Bloomingdale's where he became the Floor Coverings Buyer, he transferred to Burdines in Miami as Merchandise Manager for Home Furnishings. He then spent twelve years at Hahne's Department Stores, a New Jersey-based division of The May Company, where he was Executive Vice President - Merchandising. In 1991, Mr. Schwartz joined Pergament Home Centers, a 38-store New York chain, as Vice President of Merchandising. At Pergament, he was in charge of the company's merchandising and marketing. With his significant merchandising and marketing experience, subsequent to his appointment, Mr. Schwartz assumed direct responsibility for managing the Company's merchandising and marketing functions which previously reported to a Vice President. As part of Mr. Schwartz's compensation package, he received an option to purchase 230,000 shares of the Company's common stock at an exercise price of $3.75 per share which option was granted under the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

         B.)  Lease Renewal Dispute

         The Company's store lease at the Ramada Express Hotel in Laughlin, Nevada ends in March 2000 and the Company is seeking to renew the lease pursuant to certain rights contained in the lease. The landlord is contesting that right and, in conjunction therewith, has filed a lawsuit requesting the Court to interpret such rights. The Company intends to pursue its efforts to renew such lease. However, if unsuccessful, the Company would close such store.

         C.)  Nasdaq Listing

         The trading of the Company's common stock on the Nasdaq Small Cap Market is conditioned upon the Company meeting certain asset, capital and surplus, earnings and stock price tests, including a requirement that it maintain a minimum bid price greater than or equal to $1.00. If the Company fails to satisfy any of these tests, the common stock may be delisted from trading on Nasdaq Small Cap Market. On September 20, 1999, the Company received notification from Nasdaq that it had failed to meet the minimum bid price requirement over the last thirty consecutive trading days as required. The Company has been granted ninety calendar days, or until December 20,1999, to regain compliance with this rule for a minimum of ten consecutive trading days. To date the Company has been unable to meet the requirement. In the event the Company is unable to regain compliance, the Company will have the option to appeal the staff's determination through either an oral or written hearing. The request for a hearing will stay the Company's delisting pending the panel's decision. In the event the appeal results in a negative determination or the Company chooses not to appeal, the shares will be delisted.


Item 6.  Exhibits and Reports on Form 8-K

         (A)  See Exhibit Index.

         (B)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE GREAT TRAIN STORE COMPANY



 November 16, 1999              By:  /s/ Cheryl A. Taylor
---------------------------         -----------------------------------------
     Date                           Cheryl A. Taylor
                                    Vice President - Finance and Administration,
                                    Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------

     27.1        Financial Data Schedule

     99.1 Cautionary Statement Identifying Important Factors that Could Cause the Company's Actual Results to
                 Differ from those Projected in Forward Looking
                 Statements